Form 10KSB
period 1999-05-31
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2000-09-06
CIK 1080850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1999

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ________ to _________

Commission FILE NO. 0-29834


ENVIRONMENTAL PRODUCTS GROUP, INC.

(Exact name of Small Business Issuer as specified in its charter)


DELAWARE						22-3639092

(State or other jurisdiction of		(IRS Employer ID No.)
incorporation or organization)


3325 North Service Road, Unit 105
Burlington, Ontario L7N 3G2 Canada

(Address of Principal Executive Offices)

(905) 332-3110
(Issuer's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001/share par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such other shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____  No X

Check if there is no disclosure of delinquent filers in response to Item
 405 of Regulation S-B
contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
 Part III of this Form 10-KSB or
any amendment to this Form 10-KSB. ____

State the issuer's revenues for its most recent fiscal year. ___-0-__

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates
computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $7,753,586

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,782,586

Transitional Small Business Disclosure Format (check one):

Yes ____ No X


PART I

Item 1. Description of business.

Environmental Products Group, Inc. ("Company") was originally incorporated December 1, 1976 as Axelson Advertising and Research, Inc. in the State of Utah.
The Company was merged into District Corporation, a Nevada corporation, formed November 14, 1990 and was subsequently merged into Environmental Satellite Corporation, a Delaware corporation, formed on September 26, 1990. The Company's name was changed to Versatech Environment Group, Inc. on July 9, 1993 and changed to Environmental Products Group, Inc. on October 21, 1998.

1. Recent Consolidation

In November 1998 the Company, through a number of transactions, acquired Formulated Mouldings (Canada) Inc. ("FMCI"), Environmental Shelter Corporation Inc. ("ESC") and Environmental Fuel Technology, Inc. ("EFT"). In addition, the Company also purchased a promissory note of FMCI from The Reclamation
(US) Corp.
The terms and conditions of these transactions are as set forth below.

EFT owned all right, title and interest in and to proprietary information concerning the production of fuel from scrap containerboard waste and other material. The Company acquired that know-how by way of an agreement and plan of reorganization (the "EFT Plan"). Under the terms of the EFT Plan, the Company issued 544,500 shares of its voting common stock to the shareholders of EFT in exchange for all of the outstanding shares of EFT common stock. Under the EFT Plan, EFT is now a wholly owned subsidiary of the Company. Certain officers of the Company were also officers and/or shareholders of EFT (see Item 11 herein for further details).

ESC owned all right, title and interest in and to proprietary technology and know-how regarding the production of extruded plastic sheeting from scrap diaper and other materials. These materials were then designed to be used in connection with plastic shelters. The Company acquired this technology by way of an agreement and plan of reorganization (the "ESC Plan"). Under the ESC Plan, the Company issued 665,000 voting common shares in exchange for all of the outstanding common stock of ESC thereby causing ESC to become a wholly owned subsidiary of the Company. Certain officers of the Company were also officers and/or shareholders of ESC (see Item 11 herein for further details).

FMCI owned all right, title and interest in and to proprietary information concerning the production of extruded plastic moldings from scrap diaper and other material. The Company acquired that know-how by way of an agreement and plan of reorganization (the "FMCI Plan"). Under the terms of the FMCI Plan, the Company issued 7,180,426 shares of its voting common stock to the shareholders of FMCI in exchange for all of the outstanding shares of FMCI common stock. Under the FMCI Plan, FMCI became a wholly owned subsidiary of the Company. Certain officers of the Company were also officers and/or shareholders of FMCI (see Item 11 herein for further details).

The Company also purchased a promissory note made by FMCI in the principal amount of $885,636.12 (Canadian). FMCI borrowed this money from The Reclamation
(US) Corporation for a variety of purposes, including without limitation, working capital and research and development of its extruded plastic molding products. The Company issued 2,859,878 shares of its voting common stock to purchase the promissory note and subsequently cancelled the note in exchange for the acquisition of FMCI's technology. As a result of the purchase, FMCI owed the Company the principal amount of the note. Certain officers of the Company were also officers and/or shareholders of The Reclamation (US) Corporation.

As a result of the foregoing transactions, the Company owned FMCI, EFT and ESC. All of these companies are involved in the business of producing moldings, fuel and shelter, respectively, from recycled plastic materials.

In May of 1999, the Company received the intellectual property rights, technology and know-how relative to the production of moldings from recycled plastic from FMCI.
FMCI transferred the technology in full payment of the promissory note that the Company purchased from The Reclamation (U.S.) Corp. in November of 1998.
  Shortly after the note
was paid, the Company sold all of the common stock of FMCI to a third party for $100 (U.S.).

Thus, the Company is not in a position to expand its abilities and technologies in the use of recycled plastic materials for plastic moldings.

2. Products
The Company does not currently have any physical products to sell nor any immediate plans to produce such products. The Company does maintain the technology and know-how to produce moldings, fuel and housing/shelter from recycled plastics for future production.
The Company is in a transition period as it redirects itself into new environmentally safe ventures and products.

Additional funding will be needed by the Company in the near future as the Company does not generate any cash flow at the present time.

The Company currently employs 4 people on its staff (3 executive people and 1 administrative person).

3. Competition
The Company cannot determine, at this time, its competition since the Company is in a transition phase.

4. Pricing
The Company's pricing policies with respect to products will be determined in the future based on the current market conditions at the time the Company distributes new products, if any.

5. Marketing
The Company has not undertaken any marketing at this time due to its being in a transition phase and funding.

6. Manufacturing
The Company has no manufacturing facility at the present time.

Item 2. Description of Property.

The Company's executive offices are located at 3325 North Service Road, Unit 105 Burlington, Ontario Canada. The executive offices are comprised of 11 rooms covering 5,000 sq.ft. All general, sales and administrative oversight of the Company is conducted out of these offices. The offices are leased on a two-year basis and expire in January of 2002. Rent is $1,200 (US) per month.

Item 3. Legal Proceedings.

The Company is not involved and has not been involved in any litigation and, to the best of its knowledge, is not aware of any facts that would likely lead to litigation. Further, management is not aware of any threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1999.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is not traded on any recognized securities exchange. Therefore, no bid and ask prices are available.

In November 1998 the Company, through a number of transactions, acquired Formulated Mouldings (Canada) Inc. ("FMCI"), Environmental Shelter Corporation Inc. ("ESC") and Environmental Fuel Technology, Inc. ("EFT"). In addition, the Company also purchased a promissory note of FMCI from The Reclamation (US) Corporation and also issued common stock to FMCI employees. The terms and conditions of these transactions are as set forth below.

EFT owned all right, title and interest in and to proprietary information concerning the production of fuel from scrap containerboard waste and other material. The Company acquired that know-how by way of an agreement and plan of reorganization (the "EFT Plan"). Under the terms of the EFT Plan, the Company issued 544,500 shares of its voting common stock to the shareholders of EFT in exchange for all of the outstanding shares of EFT common stock. The book value of EFT was $544.50. The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

ESC owned all right, title and interest in and to proprietary technology and know-how regarding the production of extruded plastic sheeting from scrap diaper and other materials. These materials were then designed to be used in connection with plastic shelters. The Company acquired this technology by way of an agreement and plan of reorganization (the "ESC Plan"). Under the ESC Plan, the Company issued 665,000 voting common shares in exchange for all of the outstanding common stock of ESC. The book value of ESC was $665.00. The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

FMCI owned all right, title and interest in and to proprietary information concerning the production of extruded plastic moldings from scrap diaper and other material. The Company acquired that know-how by way of an agreement and plan of reorganization (the "FMCI Plan"). Under the terms of the FMCI Plan, the Company issued 7,180,426 shares of its voting common stock to the shareholders of FMCI in exchange for all of the outstanding shares of FMCI common stock. The book value of FMCI was $324,281.25 Canadian or $214,025.63 (US). The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

The Company also purchased a promissory note made by FMCI in the principal amount of $885,636.12 (Canadian) ($584,519.76 (US)). FMCI borrowed this money from The Reclamation (US) Corporation for a variety of purposes, including without limitation, working capital and research and development of its extruded plastic molding products. The Company issued 2,859,878 shares of its voting common stock to purchase the promissory note and later extinguished the note in exchange for the transfer of technology from FMCI as security for the note. The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

Finally, the Company issued 472,000 shares of common stock to employees of FMCI. These shares were issued to acknowledge loyal, good and faithful service on the part of those employees. The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

It is the intention of management to terminate the Company's involvement in the manufacture and distribution of its plastic trim line of products.
 It is for that reason
that its manufacturing pilot plant was shut down and the subsidiary (Formulated Mouldings (Canada) Inc.) sold.

All research and development for the trim line of products has been completed.

The Company will begin to search for more suitable business premises. These premises will house executive and administrative staff.
In the meantime, the
Company's executive staff will share premises with another company in Burlington,
Ontario, Canada.

The Company's plan for the immediate future is to license the manufacture and distribution of its plastic trim line of products. Initially, the license will only cover
Canada. Thereafter, it is anticipated that a program to license the product in other parts of North America will begin.

During this period and for the ensuing year the Company anticipates that it will
need to raise some additional capital primarily through debt. A major shareholder and officer has agreed to lend the necessary operational funds required during the ensuing
year. If any funds are received as a result of the license program, such funds will be used to either repay the debt or used for working capital. The Company believes that the funds available to it from the officer will be sufficient to allow it to operate over the next twelve months.

A base staff will be required to handle operations and this will be limited to a
maximum of five people which will include executive staff.

Item 7. Financial Statements

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY
AUDITED FINANCIAL STATEMENTS
MAY 31, 1999, 1998 and 1997


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS	Page 1

FINANCIAL STATEMENTS

BALANCE SHEET								Page 2

STATEMENT OF OPERATIONS							Page 3

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY			Page 4

STATEMENT OF CASH FLOWS							Page 5

NOTES TO FINANCIAL STATEMENTS						Pages 6-9



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Environmental Products Group, Inc. (Formerly
Versatech Environment Group, Inc. and
Environmental Satellite Corporation)
Burlington, Ontario, Canada L7N3G2

We have audited the balance sheet of Environmental Products Group, Inc.
(A Development Stage Company) (formerly Versatech Environment Group, Inc.
and Environmental Satellite Corporation) as of May 31, 1999 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Environmental
Products Group, Inc. as of May 31, 1998 and 1997 were audited by another auditor
whose report dated November 24, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall
financial statement presentation.  We believe that our audit provides a reasonable basis
for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Environmental Products Group, Inc. as of May
31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As shown in the financial statements, the
Company has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.
 The financial
statements do not include any adjustments that might result from the outcome of this uncertainty.




GENTILE WIENER PENTA & COMPANY CPAs PC
July 18, 2000

-1-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

BALANCE SHEET
MAY 31, 1999, 1998, and 1997

							1999		1998		 1997

ASSETS
Current Assets
Cash in Bank				     $ 1,912     $  0	       $  0
Other Assets
Organization costs (Note 3)		     689,563	86,094	79,594

TOTAL ASSETS		        		691,475	86,094	79,594

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable/accruals (Note 4)	      21,464	21,464	18,964
Other Liabilities
Loans/advances due shareholders
(Note 5)				          33,050		21,050	17,050

TOTAL LIABILITIES	          			54,514	42,514	36,014

Stockholders' Equity (Note 1)
Capital Stock
Preferred stock - 5,000,000 shares authorized
at $.01 per share.  No (0) shares issued and
outstanding.					   0		   0	        	0
Authorization of shares rescinded on
October 21, 1998 (Note 1)
Common Stock - 20,000,000 shares authorized
at $.001 per share, 11,782,586 shares issued and
outstanding at $.001 per share at May 31, 1999;
60,682 shares issued and outstanding at $.001
per share at May 31, 1998 and 1997- ADJUSTED
FOR 1 FOR 10 REVERSE SPLIT OCCURRING
ON OCTOBER 21, 1998 (Note 1)			11,782		61	    	61

Additional Paid-in Capital (Note 1)	     625,179           43,519		43,519
Total Stockholders' Equity		     636,961	     43,580		43,580

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	         		691,475		86,094	79,594

"See auditors' report"
-2-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY



STATEMENT OF OPERATIONS
For the years ending MAY 31, 1999, 1998 and 1997





ACCUMULATED EARNINGS (DEFICIT)
SINCE INCEPTION						1999		1998		1997


Revenues							$ -0-		$ -0-		$ -0-

Expenses							   -0-	  -0-		   -0-

Net Income (Loss)						   -0-	  -0-		   -0-

Earnings (Loss) Per Share				   -0-	  -0-		   -0-




"See auditors' report"
-3-








ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 1999, 1998 and 1997

PREFERRED STOCK - No (0) shares issued and outstanding out of 5,000,000 shares authorized. Authorization of shares rescinded on October 21, 1998.

COMMON 	   Common Stock		Additional
 STOCK	No. of			   Paid-in
   ONLY	shares	Amount	   Capital	   	     Total

Totals as of May 31,
         1996
607,817     $608		$   42,972	             $    43,580

No changes for period
6/1/96 to 5/31/98
        0 		0		    0		                0

Totals as of May 31,
         1998
		607,817	608 		     42,972		       43,580

NAME CHANGED TO ENVIRONMENTAL PRODUCTS GROUP, INC. (October 21, 1998)

Adjustment to financial
statements reflecting 1 for
10 reverse stock split on
10/21/98
   (547,035)	(547)            547                     0

The Reclamation (U.S.)
Corp for FMCI Note
(November 20, 1998)
       2,859,878        2,860		   	581,660		     584,520

FMCI
(November 20, 1998)
 7,180,426	  	7,180 	     	0                           7,180
ESC
(November 20, 1998)
          665,000	     	   665	     	0		           665
EFT
(November 20, 1998)
          544,500          544 		0                               544
Employees
(November 22, 1998)
          472,000		   472   		0		           472
Totals as of
May 31, 1999
        11,782,586       $11,782     $625,179                      $636,961



"See auditors' report"
-4-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY


STATEMENT OF CASH FLOWS
For the Years Ending MAY 31, 1999, 1998 and 1997


					1999			1998		     1997

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income (Loss)			$ -0-		$	   -0-            $ -0-

Net Cash Provided (Used) By
Operating Activities		-0-			   -0-		        -0-

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs(10,087)	         -0-		        -0-
Decrease in accounts payable	    -		       ( 4,000)		        -0-

Net Cash Provided (Used) By
Investing Activities		(10,087)		 ( 4,000)                 -0-

CASH FLOWS FROM FINANCING
ACTIVITIES
Loans from shareholder		12,000		    4,000		       -0-

Net Cash Provided (Used) By
Financing Activities		12,000	         4,000		       -0-

Net Increase (Decrease) in Cash 1,913			  -0-		       -0-

Cash - Beginning of Year	  -0-			  -0-		       -0-

Cash - End of Year		$ 1,913           $  -0-                $  -0-


"See auditors' report"
-5-



ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY


NOTES TO FINANCIAL STATEMENTS
MAY 31, 1999, 1998 and 1997




NOTE 1 -	ORGANIZATION

The Company was incorporated on September 26, 1990 under the laws of the State of Delaware. On November 19, 1990, the Company merged with District Corporation, a company incorporated under the laws of the State of Nevada, in a share for share stock exchange wherein the shareholders of District Corporation exchanged their shares of stock for those of Environmental Satellite Corporation, leaving Environmental Satellite Corporation as the surviving corporation.
This exchange
was accounted for as a tax-free reorganization under Section 368(a)(1)(c), or 338H-10, the
Internal Revenue Service Code, 1986, as amended. This method provides for a tax-free
exchange of assets, subject to liabilities, for common stock. District Corporation originally merged with Axelsen Advertising and Research, Inc., a Utah corporation incorporated on
December 1, 1976, on November 14, 1990.

On June 12, 1993, the shareholders consented to changing the Company's name to VERSATECH ENVIRONMENT GROUP, INC.. The Company also decided that it will be in the business of the manufacture and sales of more environmentally friendly products for the construction and automobile industries.

On October 21, 1998, the Company changed its name to ENVIRONMENTAL
PRODUCTS GROUP, INC.. On the same date, the Company amended its Certificate of Incorporation to rescind the authorization to issue preferred shares and to reduce the number of authorized common shares it could issue from 200,000,000 with par value of $0.001 per share to 20,000,000 with a par value of
$0.001 per share.

On November 20, 1998, the Company acquired all the outstanding shares of Formulated Mouldings (Canada) Inc. (FMCI), Environmental Shelter Corporation
(ESC) and Environmental Fuel Technology, Inc.(EFT). These companies were purchased by issuing 11,249,804 shares of the Company's common stock. The foregoing shares issued by the Company were issued pursuant to an exemption from registration (Section 4(2) under the Securities Act of 1933, as amended

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY


NOTE 1 -	ORGANIZATION (continued)


("Act") and Rule 504 promulgated under the Act. As a result, the shares issued by the Company are "restricted" within the meaning of the Act and the rules and regulations promulgated thereunder. The shares cannot be sold or otherwise transferred without a registration under the Act or an exemption from registration.
 Rule 144 promulgated under the Act requires, among other things, a holding period of one year from the date of receiving full consideration for the shares.

On May 28, 1999, the Company sold the operations of FMCI for $100.00. The sale did not include any of the right, title and interest in and to the proprietary information and technology concerning production of extruded plastic moldings from scrap diaper and other material.

The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."


NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	The accrual method of accounting is employed to meet generally accepted accounting principles (GAAP).

B.	Organization costs  (see Note 3) - Organization costs will be amortized over sixty (60) months using the straight line method of amortization, upon commencement of operations. The Company is presently considered a "Development Stage Company", per SFAS No. 7.

C.	Income Taxes - No provision for income taxes has been made because the
Company had not commenced operations as of May 31, 1999.

D.	Accounts Payable/Accruals  (See Note 4).

E.	Loans/Advances due Shareholders  (See Note 5).

F.	Capital Stock/Additional Paid-in Capital  (See Statement of Changes in
Stockholders' Equity ( See page 4/Note 1).

G.	Contingencies  (See Note 6).

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY




NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

H.	Commitments (See Note 7).

I.	Litigation - There is no pending litigation as represented by the corporation's management.


NOTE 3 -	ORGANIZATION COSTS

Organization costs are made up of the following items:

					1999		  	  1998			  1997

Incorporation, filings, etc.	19,000		19,000			17,000
FCN Financial Services, Inc.
 - merger fee			36,000		36,000			36,000
United Stock Transfer-
transfer agent	  		4,514		  	4,514		  	4,514
Audit and accounting fees	21,500		21,500			17,000
Standard and Poor's -
listing fees		  	2,080		  	2,080		  	2,080
Consulting fees			2,750		  	2,750		  	2,750
Miscellaneous costs	        722		     	250		     	250
Technology and information
rights	          		602,997	      -0-			       -0-
Total - organization costs	689,563		86,094	          	79,594


NOTE 4 -	ACCOUNTS PAYABLE/ACCRUALS

Accounts payable/accruals are made up of the following items:

				  1999			 1998		            1997

Accounting/audit fees	 4,500			  4,500		  	4,000
Legal fees			 2,000			  2,000		  	1,000
Filing fees			11,200			11,200			10,200
Stock transfer agent
fees		            3,764			  3,764			  3,764
Total - accounts
payable/accruals     21,464			21,464			18,964

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY




NOTE 5 -	LOANS/ADVANCES DUE SHAREHOLDERS

A shareholder has advanced a series of loans to the Company from 1993 through 1999 totaling $33,050. No terms of repayment or interest have been established as of the report date.


NOTE 6 -	CONTINGENCIES

These financial statements have been prepared on the basis of accounting principles applicable to a going concern. The ability of the Company to continue
 is dependent on its ability to raise working capital and realize profitable operations.


NOTE 7 -	COMMITMENTS

Stock options for 400,000 shares of common stock, held by shareholders and directors, exercisable at $.50 (fifty cents) per share, will expire on November 30, 1999. All restricted common stock issued has expired, except for the shares
issued pursuant to the acquisition of FMCI, ESC and EFT (See Note 1).

The Company had no other commitments as of the report date.

ITEM 8.	Changes in and disagreements with accountants.

The Company's accountant and auditor is Gentile, Wiener, Penta & Co., CPAs, P.C., Pleasantville, New York for the year ended May 31, 1999. Gerald R. Hinshaw, CPA, was the Company's auditor for the years ended May 31, 1997 through
1998, inclusive. The Company has no present intention to change accountants.
At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the identity of all officers and directors of the
Company, their titles and when their term as directors, if any, expires.

Name		Title as Director		Title as Officer	Term as
									Director Expires


Blaine C. Froats Chairman of the Board	CEO		May 31, 2001

Sean Froats		Director		Secy/Treasurer 	May 31, 2001

The following table sets forth the identity of all key personnel who are not officers or directors of the Company and their titles.

Name/Address/Occupation				Title

None

Business Experience of Directors, Officers and Significant Employees

Sean Froats - Sean Froats, Secretary/Treasurer of the Company was born on February 26, 1971 in Canada. Mr. Froats began his employment career in 1989 with Price Club (Canada) in sales and marketing. In December 1994 Sean Froats began working for Canadian Imperial Bank of Commerce ("CIBC") as a customer service representative. His primary duties at CIBC involved collection matters.
From June 1995 to the present, Mr. Froats worked for EFT, ESC and FMCI. His primary duties at these companies included day-to-day oversight of marketing and sales. Now Mr. Froats' principal responsibilities are as administrative assistant to the Chairman and the President. Mr. Froats has a wife and one child.

Blaine Froats - Blaine Froats, Chairman and CEO of the Company was born May 16, 1937. Over the past ten years Mr. Froats has devoted his full time to developing the process and technological know-how which forms the basis of the Company's business. He accomplished this while CEO of ESC, EFT, FMCI and Environmental Plastics Corporation. Mr. Froats is responsible for general administrative matters at the Company and significantly involved in the planning and development for the Company and its products. Blaine and his wife reside in
Ontario.


Involvement in Certain Legal Proceedings

No officer or director of the Company has been the subject of any order, judgment or decree of any court of competent jurisdiction or any regulatory agency enjoining him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry or as an affiliated person, director, or employee of an investment company, bank, savings and loan association or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase and sale of any securities. Nor has any such person been the subject of any order of a state authority barring or suspending for more than sixty (60) days, the right of such person to be engaged in such activities or to be associated with such activities.

During the past five years no present or former officer, director or person nominated to become a director or officer of the Company:

1. was a general partner or officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

2. was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement
in any type of business, securities or banking activities;

4. or was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission of the Commodities Futures
Trading Commission
to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Family Relationships

There are no family relationships between the directors or officers of the Company, either by blood or marriage, except as follows: Sean Froats is an officer and director of the Company. Sean Froats is Blaine Froats', an officer and director of the Company, son.


Section 16(a) Beneficial Ownership Reporting Compliance

There were no directors, officers, beneficial owners of more than 10% of any class of equity securities of the registrant registered pursuant to Section
12 that failed to file a timely report required by Section 16(a) of the Exchange Act during the fiscal year ended May 31, 1999 or prior fiscal years. The foregoing statement is based solely on a review of Forms 3, 4 and 5, as amended, furnished to the registrant under Rule 16a-3(e) during the fiscal year covered by this report.

Item 10. Executive Compensation

No officer or director or key personnel of the Company has had aggregate compensation exceeding $50,000 (US) per year over the past 10 years.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any existing plan provided or contributed to by the Company or any of its subsidiaries.

Blaine Froats - Annual Salary - $ 40,000
Sean Froats    - Annual Salary - $ 40,000

No remuneration, other than as set forth above, for Blaine Froats and Sean Froats, is expected to be paid in the future, either directly or indirectly, by the Company to any officer, director or key person under any plan presently existing.

The Company does not have written employment agreements with any of its officers or employees. Neither does the Company have a bonus plan. However, the Company intends to enter into written employment agreements with its officers and key employees in the future. Also, the Company intends to implement a stock bonus plan in the future. The terms and conditions of such plan and employment agreements are subject to the approval of the Company's board of directors in their sole discretion.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal owners of the Company (those who beneficially own directly or indirectly 5% or more of the common stock presently outstanding) starting with the largest common stockholder, as of August 15, 2000 are:

Name/Address/	Number of Shares		Percentage of 	Class of Shares
Occupation			Now Held		the Total

First Floatilla (BWI) Inc.
200 North Service Rd.W. Suite 212
Oakville ON L6J 2Y1
				4,000,000 (1)	33.138%		Common
Blaine C. Froats
1901 Pilgrims Way,
Suite 905
Oakville ON L6M 2X2
				4,029,000 (1)	33.158%		Common

Sean Froats
1580 Parish Lane
Oakville, ON L6M 3E2
				4,000,000
				200,000 Option
				@ .50 per share
				exp. Nov. 30,
1999 (1)		33.158%		Common

J. Patrick & Marie
Keenan
8 Bedford Drive
Newtonville, NY		741,487		6.10%			Common


(1):Both Blaine Froats and Sean Froats are shareholders in the Froats family holding company being First Flotilla (BWI) Inc. which is the record owner of 4,000,000 common shares. Blaine Froats owns directly 29,000 common shares separate of the family holding company.

* -- Does not include shares purchasable under common stock options (see table below).

The number of shares beneficially owned by officers and directors, both individually and as a group, as of August 15, 2000 is:

Name/Address/	Number of Shares		Percentage of 	Class of Shares
Occupation			Now Held		the Total

Sean Froats 		4,000,000 (1)		33.138%		Common
530 Falgarwood Dr., #15
Oakville, Ontario L6H 1N3

Blaine C. Froats 		4,029,000 (1)		33.138%		Common
1901 Pilgrims Way, #905,
Oakville, Ontario L6J 2S2

All officers and
directors 			4,029,000 (1)		33.138%		Common
as a group (2 persons)

(1): Both Blaine Froats and Sean Froats are shareholders in the Froats family holding company - First Flotilla (BWI) Inc. which is the record owner of 4,000,000 common shares. Blaine Froats owns directly 29,000 common shares separate of the family holding company.

-- Does not include shares purchasable under common stock options (see table below).

The number of common shares purchasable by option, warrant or rights by officers and directors, both individually and as a group, and by persons owning 10% or more of the common stock as of August 15, 2000 is:


Name of Holder	Title/Amount of 	Exercise 	Date of		Date of
			Securities Called	 Price	Exercise    	Expiration
			For by Options,				    		of Option,
			Warrants or Rights					Warrants,
											Rights

None

All officers and
directors as a
group (2 persons) 0

Note 1: Both Blaine Froats and Sean Froats are shareholders in the
Froats family
holding company - First Flotilla (BWI) Inc. which is the record owner of 4,000,000 common shares. Blaine Froats owns directly 29,000 common shares separate of the family holding company.

Item 12. Certain Relationships and Related Transactions

Blaine Froats, an officer and director of the Company and owner of 29,000 common shares, was also a founder of FMCI, EFT and ESC. The Company recently acquired each of these companies on terms established by Blaine Froats. While management believes that the terms of acquisition were fair, no independent valuation was performed by or on behalf of the Company. Mr. Froats and his family through their private holding company First Flotilla (BWI) Inc. received control over 4,000,000 shares of common stock of the Company as a result of the acquisitions.

Item 13. Exhibits, Lists and Reports on Form 8-K.

There were no reports filed on Form 8-K during the fiscal year ended
May 31, 1999.

INDEX TO EXHIBITS

The exhibits to be filed with this Form 10-KSB are hereby incorporated by reference from the exhibits filed with issuer's filing on Form 10-SB, as follows:

2 (i)

A. Certificate of Incorporation of the Company, as amended
B. Certificate of Incorporation of FMCI, as amended
C. Certificate of Incorporation of EFT, as amended
D. Certificate of Incorporation of ESC, as amended

2. (ii)

E. Bylaws of the Company
F. Bylaws of FMCI
G. Bylaws of EFT
H. Bylaws of ESC

3.

I. Specimen Common Stock Certificate

6.

J. Lease Agreement dated May 1997 by and between Fairgate Centre Ltd. and The Reclamation (US) Corporation.
K. Agreement and Plan of Reorganization between the Company and FMCI dated November 20, 1998
L. Agreement and Plan of Reorganization between the Company and EFT dated November 20, 1998
M. Agreement and Plan of Reorganization between the Company and ESC dated November 20, 1998

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


					ENVIRONMENTAL PRODUCTS GROUP, INC.



					By:BLAINE C. FROATS
					Blaine C. Froats, Chairman/CEO

September 5, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


					By:BLAINE C. FROATS
					Blaine C. Froats, Chairman/CEO

September 5, 2000
					By:SEAN FROATS
					Sean Froats, Secy/Treasurer/Director

September 5, 2000