Form 10QSB
period 1999-08-31
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2000-09-06
CIK 1080850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ________ to _________

Commission FILE NO. 0-29834


ENVIRONMENTAL PRODUCTS GROUP, INC.

(Exact name of Small Business Issuer as specified in its charter)


DELAWARE						22-3639092

(State or other jurisdiction of		(IRS Employer ID No.)
incorporation or organization)


5230 South Service Road
Burlington, Ontario L7L 5K2 Canada

(Address of Principal Executive Offices)

(905) 332-3110
(Issuer's Telephone Number, including area code)

State whether the issuer: (1) filed all reports required to be filed by
Section 13
or 15(d) of the Exchange Act during the past 12 months (or for such other shorter period
that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.

Yes ____  No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,782,586

Transitional Small Business Disclosure Format (check one):

Yes ____ No X


PART I
FINANCIAL INFORMATION




Item 1.	Financial Statements


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)

A DEVELOPMENT STAGE COMPANY

UNAUDITED

FINANCIAL STATEMENTS

AUGUST 31, 1999


TABLE OF CONTENTS                              Page
				Number

FINANCIAL STATEMENTS

STATEMENT 1 - BALANCE SHEET                     1
          2 - STATEMENTS OF OPERATIONS          2
          3 - STATEMENTS OF CHANGES IN
	SHAREHOLDERS' EQUITY                3
          4 - STATEMENTS OF CASH FLOWS          4

NOTES TO FINANCIAL STATEMENTS                   5-7



ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
BALANCE SHEET
AUGUST 31, 1999
                                                       Info Only

                                                       AUG. 31,    MAY 31,
                             ASSETS                       1999        1999
CURRENT ASSETS
  Cash in Bank                                      $   21,488   $    1,912
OTHER ASSETS
  Organization Costs (Note 3)         $  851,987   $  689,563
         TOTAL ASSETS                               $  873,475   $  691,475
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable/Accruals (Note 4)                $   21,464   $   21,464
OTHER LIABILITIES
  Loans/Advances due Shareholders (Note 5) $  215,050   $   33,050
         TOTAL LIABILITIES                          $  236,514   $   54,514
STOCKHOLDERS' EQUITY
  CAPITAL STOCK
    Preferred Stock - None, Authorization of preferred
      stock rescinded on October 21, 1998 (Note 1)  $      -0-   $      -0-

    Common Stock - 20,000,000 Shares authorized at
      $.001 per share; 11,782,586 shares issued and
      outstanding at $.001 per share at May 31, 1999,
      and August 31, 1999. (SEE NOTE 1)             $   11,782   $   11,782

  ADDITIONAL PAID-IN CAPITAL  (SEE NOTE 1)          $  625,179   $  625,179
        TOTAL STOCKHOLDERS' EQUITY                  $  636,961   $  636,961
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $  873,475   $  691,475
				     =========    =========

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENTS OF OPERATIONS
FOR THE FIRST QUARTER PERIOD ENDING AUGUST 31, 1999

ACCUMULATED EARNINGS (DEFICIT)
SINCE INCEPTION                     August 31, 1999
---------------------------------------------------
REVENUES                            $    -0-

---------------------------------------------------
EXPENSES			$    -0-

---------------------------------------------------

NET INCOME (LOSS)                   $    -0-

===================================================
EARNINGS (LOSS)
 PER SHARE                          $    -0-

 "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE FIRST QUARTER PERIOD ENDING AUGUST 31, 1999

----------------------------------------------------
PREFERRED STOCK - No (0) Shares issued and outstand-
ing as preferred stock was rescinded on October 21,
1998.  (See Note 1)
----------------------------------------------------
COMMON         Common Stock              Additional
  STOCK      No. of                         Paid-In
  ONLY       Shares        Amount           Capital                Total
Totals as of May 31,
       1999
           11,782,586      $  11,782        $ 625,179          $  636,961
=====================================================
NO CHANGES FOR
 PERIOD 6/1/99
 TO 8/31/99    -0-              -0-             -0-                 -0-

--------------------------------------------------------------------------------
Totals as of Aug. 31,
       1999
           11,782,586      $  11,782        $ 625,179         $   636,961

195:  =================================================

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CASH FLOWS
FOR THE FIRST QUARTER PERIOD ENDING AUGUST 31, 1999

                                         AUGUST 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                             $   -0-
---------------------------------------------------------------
 NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                          $   -0-
=======================================================
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Increase in organization costs                $(162,424)
  Decrease in Accounts Payable                      -0-
---------------------------------------------------------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          $(162,424)
===============================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Loans from:
    Shareholder                                 $ 182,000

---------------------------------------------------------------
NET CASH PROVIDED (USED)
  FROM FINANCING ACTIVITIES                     $ 182,000
===============================================================
NET INCREASE
  (DECREASE) IN CASH                            $  19,576

CASH - BEGINNING OF YEAR                        $   1,912
---------------------------------------------------------------
CASH - END OF PERIOD                            $  21,488

=====================================================

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"
=========================================================

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1999


NOTE 1.  ORGANIZATION
The Company was incorporated on September 26, 1990 under the laws of the State of Delaware. On November 19, 1990, the Company merged with District Corporation, a company incorporated under the laws of the State of
Nevada, in a share for share stock exchange wherein the shareholders of District
Corporation, exchanged their shares of stock for those of Environmental
Satellite
Corporation, leaving Environmental Satellite Corporation as the surviving corporation.
  This exchange was accounted for as a tax-free reorganization under
Section 368 (a)
 (1) (c), or 338H-10, the Internal Revenue Service Code, 1986, as amended. This method provides for a tax-free exchange of assets, subject to liabilities, for common stock. District Corporation originally merged with Axelsen Advertising and Research,
Inc., a Utah corporation incorporated on December 1, 1976, on November 14, 1990.

On June 12, 1993, the shareholders consented to changing the
Company's
name to VERSATECH  ENVIRONMENT GROUP, INC.   The Company
also decided
that it will be in the business of the manufacture and sales of more environmentally friendly products for the construction and automobile industries.

On October 21, 1998, the Company changed its name to ENVIRONMENTAL PRODUCTS GROUP, INC. On the same date, the Company amended its Certificate of Incorporation to rescind the authorization to issue preferred shares and to reduce the number of authorized common shares it could issue from 200,000,000 with par value of $0.001 per share to 20,000,000 shares with a par value of $0.001 per share.

On November 20, 1998, the Company acquired all the outstanding shares of Formulated Mouldings (Canada), Inc. (FMCI), Environmental Shelter
Corporation (ESC)
 and Environmental Fuel Technology, Inc. (EFT). These companies were purchased by issuing 8,389,926 shares of the Company's common stock. The foregoing shares issued by the Company were issued pursuant to an exemption from registration (Section 4(2) under the Securities Act of 1933, as amended ("Act") and Rule 504 promulgated under the Act. The shares cannot be sold or otherwise transferred without
a registration under the Act or an exemption from registration. Rule 144 promulgated under the Act requires among other things, a holding period of one year from the date of
receiving full consideration for the shares.

On May 28, 1999, the Company sold the operations of FMCI for $100.00. The sale did not include any of the right, title and interest in and to the proprietary information and technology concerning production of extruded plastic mouldings from scrap diaper and
other material.

The Company is considered a development stage company, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1999

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. The accrual method of accounting is employed to meet generally accepted accounting principles (GAAP).

B. Organization Costs (See Note 3) - Organization costs will be amortized over sixty (60) months using the straight line method of amortization, upon commencement of operations.
    The Company is presently considered a "Development Stage Company", per SFAS No. 7.

C. Income Taxes - No provision for income taxes has been made because the Company had not commenced operations as of this report date.

D.  Accounts Payable/Accruals  (See Note 4)

E.  Loans/Advances due Shareholders  (See Note 5)

F. Capital Stock/Additional Paid-In Capital (See Statement of Changes in Stockholders' Equity (See Note 1)

G.  Contingencies  (See Note 6)

H.  Commitments  (See Note 7)

I. Litigation - There is no pending litigation as represented by the corporation's management.

 NOTE 3.  ORGANIZATION COSTS
      Organization costs are made up of the following items:
				Info
                                                Only
                                     Aug. 31,   May 31,
                                        1999      1999
Incorporation, filings, etc.        $ 19,000  $ 19,000
FCN Financial Services, Inc.
	- Merger Fees             36,000    36,000
United Stock Transfer
	- Transfer Agent           4,514     4,514
Audit and accounting fees             21,500    21,500
Standard and Poor's - Listing Fees     2,080     2,080
                   2,750     2,750
Miscellaneous Costs                      722       722
Technology and information rights    602,997   602,997
Research and Development Costs       162,424      -0-
                                     -------   -------
Total - Organization Costs          $851,987  $689,563

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 1999



NOTE 4.  ACCOUNTS PAYABLE/ACCRUALS

    Accounts payable/accruals are made up of the following items:
                                                       Info
                                                      Only
                                         Aug. 31,   May 31,
                                            1999      1999
Accounting/Audit Fees                    $ 4,500   $ 4,500
Legal Fees                                 2,000     2,000
Filing Fees                               11,200    11,200
Stock Transfer Agent Fees                  3,764     3,764
                                          ------    ------
Total - Accounts Payable/Accruals        $21,464   $21,464



NOTE 5.  LOANS/ADVANCES DUE SHAREHOLDERS

A shareholder has advanced a series of loans to the Company from 1993 through this reporting period, totaling $215,050. No terms of repayment or interest has been established as of the report date.



NOTE 6.  CONTINGENCIES

These financial statements have been prepared on the basis of accounting principles applicable to a going concern. The ability of the Company to continue is dependent on its ability to raise working capital and realize profitable operations.


NOTE 7.  COMMITMENTS

Stock options for 400,000 shares of common stock, held by shareholders and directors, exercisable at $.50 (fifty cents) per share, will expire on November 30, 1999. All restricted common stock issued has expired, except for the shares issued pursuant to the acquisition of FMCI, ESC AND
EFT (See Note 1). The Company had no other commitments as of the report date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company must prepare statistical and promotional information relative to promoting the sale of a license for its line of plastic trim products.
It is management's intention to search for a Canadian plastic extrusion manufacturing operation with the sole purpose of licensing them to territorial
Canada to manufacture and distribute its trim products.   Having shut down and
sold its manufacturing pilot plant, the Company intends to lease more suitable executive and administration facilities to continue operations.

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

Staff will be limited to a maximum of five key employees during this period.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved and has not been involved in any litigation and, to the best of its knowledge, is not aware of any facts that would likely lead to litigation. Further, management is not aware of any threatened litigation.

Item 2. Changes in Securities and Use of Proceeds.

The Company has not changed any of the terms or rights associated with any class of registered securities.

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

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of debt service or any other material default on any indebtedness of the Company exceeding 5% of the total assets of the
Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the three months ended August 31, 1999.

Item 5. Other Information.

The Company has no other information to report.

Item 6. Exhibits and Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended August
31, 1999.

INDEX TO EXHIBITS

The exhibits to be filed with this Form 10-QSB are hereby incorporated by reference from the exhibits filed with issuer's filing on Form 10-SB, as follows:

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

SIGNATURES

	In accordance with the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


					ENVIRONMENTAL PRODUCTS GROUP, INC.



					By:BLAINE C. FROATS
					Blaine C. Froats, Chairman/CEO