Form 10QSB
period 1999-11-30
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2000-09-06
CIK 1080850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

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

NOVEMBER 30, 1999


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

UNAUDITED
BALANCE SHEET
NOVEMBER 30, 1999
                               Info Only
                                                       NOV. 30,    MAY 31,
                             ASSETS                       1999        1999
CURRENT ASSETS
  Cash in Bank                                      $   31,562   $    1,912
105:
OTHER ASSETS
  Organization Costs (Note 3)                       $1,004,413   $  689,563
108:
         TOTAL ASSETS                               $1,035,975   $  691,475
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable/Accruals (Note 4)                $   21,464   $   21,464
115:
OTHER LIABILITIES
  Loans/Advances due Shareholders (Note 5)          $  377,550   $   33,050

         TOTAL LIABILITIES                          $  399,014   $   54,514
120:
STOCKHOLDERS' EQUITY
  CAPITAL STOCK
    Preferred Stock - None, Authorization of preferred
      stock rescinded on October 21, 1998 (Note 1)  $      -0-   $      -0-

    Common Stock - 20,000,000 Shares authorized at
      $.001 per share; 11,782,586 shares issued and
      outstanding at $.001 per share at May 31, 1999,
      and November 30, 1999. (SEE NOTE 1)             $   11,782   $   11,782

  ADDITIONAL PAID-IN CAPITAL  (SEE NOTE 1)          $  625,179   $  625,179

        TOTAL STOCKHOLDERS' EQUITY                  $  636,961   $  636,961
134:
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $1,035,975   $  691,475
				     =========    =========

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENTS OF OPERATIONS
FOR THE FIRST QUARTER PERIOD ENDING NOVEMBER 30, 1999

ACCUMULATED EARNINGS (DEFICIT)
SINCE INCEPTION                     November 30, 1999
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


 "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE FIRST QUARTER PERIOD ENDING NOVEMBER 30, 1999

----------------------------------------------------
PREFERRED STOCK - No (0) Shares issued and outstand-
ing as preferred stock was rescinded on October 21,
1998.  (See Note 1)
----------------------------------------------------
COMMON         Common Stock              Additional
  STOCK      No. of                         Paid-In
  ONLY       Shares        Amount           Capital                Total
--------------------------------------------------------------------------------
Totals as of May 31,
       1999
           11,782,586      $  11,782        $ 625,179          $  636,961
=========================================================
NO CHANGES FOR
 PERIOD 6/1/99
 TO 11/30/99    -0-              -0-             -0-                 -0-

--------------------------------------------------------------------------------
Totals as of Nov. 30,
       1999
           11,782,586      $  11,782        $ 625,179         $   636,961

================================================================================

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CASH FLOWS
FOR THE FIRST QUARTER PERIOD ENDING NOVEMBER 30, 1999

                                      	November 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                             $   -0-
---------------------------------------------------------------
 NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                          $   -0-
===============================================================
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Increase in organization costs                $(314,850)
  Decrease in Accounts Payable                      -0-
---------------------------------------------------------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          $(314,850)
====================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Loans from:
    Shareholder                                 $ 344,500

---------------------------------------------------------------
NET CASH PROVIDED (USED)
  FROM FINANCING ACTIVITIES                     $ 344,500
===============================================================
NET INCREASE
  (DECREASE) IN CASH                            $  29,650

CASH - BEGINNING OF YEAR                        $   1,912
---------------------------------------------------------------
CASH - END OF PERIOD                            $  31,562

===============================================================

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"
===============================================================

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999


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

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999

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

 NOTE 3.  ORGANIZATION COSTS
      Organization costs are made up of the following items:
				Info
                                                Only
                                     Nov. 30,   May 31,
                                        1999      1999
Incorporation, filings, etc.        $ 19,000  $ 19,000
FCN Financial Services, Inc.
	- Merger Fees             36,000    36,000
United Stock Transfer
	- Transfer Agent           4,514     4,514
Audit and accounting fees             21,500    21,500
Standard and Poor's - Listing Fees     2,080     2,080
                   2,750     2,750
Miscellaneous Costs                      722       722
Technology and information rights    602,997   602,997
Research and Development Costs       314,850      -0-
                                     -------   -------
Total - Organization Costs          $1,004,413  $689,563

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999



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



NOTE 5.  LOANS/ADVANCES DUE SHAREHOLDERS

A shareholder has advanced a series of loans to the Company from 1993 through this reporting period, totaling $377,550. No terms of repayment or interest has been established as of the report date.



NOTE 6.  CONTINGENCIES

These financial statements have been prepared on the basis of accounting principles applicable to a going concern. The ability of the Company to continue is dependent on its ability to raise working capital and realize profitable operations.


NOTE 7.  COMMITMENTS

Stock options for 400,000 shares of common stock, held by shareholders and directors, exercisable at $.50 (fifty cents) per share, will expire on November 30,
1999. All restricted common stock issued has expired, except for the shares issued pursuant to the acquisition of FMCI, ESC AND EFT (See Note 1). The stock options expired and no shares were issued. The Company had no other commitments as of the report date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Having leased premises to carry out its executive and administrative functions together with completing necessary leasehold improvements, the Company will now address the preparation of statistical and promotional material needed for a
Canadian license for the manufacture and distribution of its plastic trim line.
 Once
said materials are completed, the Company can then address the actual sale of a license for the Canadian market place for its trim products.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the three months ended November 30, 1999.

Item 5. Other Information.

The Company has no other information to report.

Item 6. Exhibits and Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended
November 30, 1999.

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