Form 10QSB
period 2000-02-29
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2000-09-06
CIK 1080850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

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

FEBRUARY 29, 2000


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

UNAUDITED
BALANCE SHEET
FEBRUARY 29, 2000
                              Info Only
                                                       FEB. 29,    MAY 31,
                             ASSETS                       2000        1999
CURRENT ASSETS
  Cash in Bank                                      $   84,752   $    1,912
OTHER ASSETS
  Organization Costs (Note 3)                       $1,107,223   $  689,563
         TOTAL ASSETS                               $1,191,975   $  691,475
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable/Accruals (Note 4)                $   21,464   $   21,464
OTHER LIABILITIES
  Loans/Advances due Shareholders (Note 5)          $  533,550   $   33,050
         TOTAL LIABILITIES                          $  555,014   $   54,514
STOCKHOLDERS' EQUITY
  CAPITAL STOCK
    Preferred Stock - None, Authorization of preferred
      stock rescinded on October 21, 1998 (Note 1)  $      -0-   $      -0-

    Common Stock - 20,000,000 Shares authorized at
      $.001 per share; 11,782,586 shares issued and
      outstanding at $.001 per share at May 31, 1999,
      and February 29, 2000. (SEE NOTE 1)             $   11,782   $   11,782

  ADDITIONAL PAID-IN CAPITAL  (SEE NOTE 1)          $  625,179   $  625,179
        TOTAL STOCKHOLDERS' EQUITY                  $  636,961   $  636,96
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $1,191,975   $  691,475
				     =========    =========

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENTS OF OPERATIONS
FOR THE FIRST QUARTER PERIOD ENDING FEBRUARY 29, 2000

ACCUMULATED EARNINGS (DEFICIT)
SINCE INCEPTION                     February 29, 2000
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


 "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE FIRST QUARTER PERIOD ENDING FEBRUARY 29, 2000

----------------------------------------------------
PREFERRED STOCK - No (0) Shares issued and outstand-
ing as preferred stock was rescinded on October 21,
1998.  (See Note 1)
----------------------------------------------------
COMMON         Common Stock              Additional
  STOCK      No. of                         Paid-In
  ONLY       Shares        Amount           Capital                Total
--------------------------------------------------------------------------------
Totals as of May 31,
       1999
           11,782,586      $  11,782        $ 625,179          $  636,961
  ========================================================
NO CHANGES FOR
 PERIOD 6/1/99
 TO 2/29/00    -0-              -0-             -0-                 -0-

--------------------------------------------------------------------------------
Totals as of Feb. 29,
       2000
           11,782,586      $  11,782        $ 625,179         $   636,961

================================================================================

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CASH FLOWS
FOR THE FIRST QUARTER PERIOD ENDING FEBRUARY 29, 2000

                          February 29, 2000
224:    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                             $   -0-
---------------------------------------------------------------
 NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                          $   -0-
======================================================
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Increase in organization costs                $(417,660)
  Decrease in Accounts Payable                      -0-
---------------------------------------------------------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          $(417,660)
=============================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Loans from:
    Shareholder                                 $ 500,050

---------------------------------------------------------------
NET CASH PROVIDED (USED)
  FROM FINANCING ACTIVITIES                     $ 500,050
===============================================================
NET INCREASE
  (DECREASE) IN CASH                            $  82,840

CASH - BEGINNING OF YEAR                        $   1,912
---------------------------------------------------------------
CASH - END OF PERIOD                            $  84,752

===============================================================

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"
  ===============================================================

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2000


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

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2000

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
293:    A.  The accrual method of accounting is employed to meet generally accepted accounting principles (GAAP).

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

 NOTE 3.  ORGANIZATION COSTS
      Organization costs are made up of the following items:
				Info
                                                Only
                                     Feb. 29,   May 31,
                                        2000      1999
Incorporation, filings, etc.        $ 19,000  $ 19,000
FCN Financial Services, Inc.
	- Merger Fees             36,000    36,000
United Stock Transfer
	- Transfer Agent           4,514     4,514
Audit and accounting fees             21,500    21,500
Standard and Poor's - Listing Fees     2,080     2,080
                   2,750     2,750
Miscellaneous Costs                      722       722
Technology and information rights    602,997   602,997
Research and Development Costs       417,660      -0-
                                     -------   -------
Total - Organization Costs          $1,107,223  $689,563

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2000



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



NOTE 5.  LOANS/ADVANCES DUE SHAREHOLDERS

A shareholder has advanced a series of loans to the Company from
 1993 through this reporting period, totaling $533,550. No terms of repayment or interest has been established as of the report date.



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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company is preparing the statistical and promotional material needed for a Canadian license for the manufacture and distribution of its
 plastic trim line.   Once said materials are completed, the Company can
 then address the actual sale of a license for the Canadian market place for its trim products.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the three months ended February 29, 2000.

Item 5. Other Information.

The Company has no other information to report.

Item 6. Exhibits and Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended
 February 29, 2000.

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