Form 10KSB
period 2000-05-31
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2000-09-06
CIK 1080850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2000

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

Yes X  No ____

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

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $7,753,586

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,357,623

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2000.

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

Finally, Blaine Froats had advanced a series of loans to the Company from 1993 through 2000 totaling $575,037. On May 31, 2000, the Company offered, and Mr. Froats agreed to accept, 575,037 shares of common stock of the Company in full payment of the indebtedness. The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Having successfully completed the research and development of a complete line of new trim products that can and will be made from reclaimed scrap plastics, the Company has seeking potential candidates for the licensing of the manufacturing and distribution of this line.

The past year has been used in preparation of materials required to successfully promote and put in place potential licensees.
A concentrated effort can now begin in this area of corporate activity.

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

Item 7. Financial Statements



ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY
AUDITED FINANCIAL STATEMENTS
MAY 31, 2000, 1999, 1998


TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS	Page 1


FINANCIAL STATEMENTS

BALANCE SHEETS							Page 2

STATEMENT OF OPERATIONS						Page 3

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY		Page 4
STATEMENT OF CASH FLOWS						Page 5

NOTES TO FINANCIAL STATEMENTS					Pages 6-9

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Environmental Products Group, Inc. (Formerly
Versatech Environment Group, Inc. and
Environmental Satellite Corporation)
Burlington, Ontario, Canada L7N3G2


We have audited the balance sheet of Environmental Products
Group, Inc. (A Development Stage Company) (formerly Versatech
Environment Group, Inc. and Environmental Satellite Corporation) as of May 31, 2000 and May 31, 1999 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Environmental Products Group, Inc. as of May 31, 1998 were audited by another auditor whose report dated November 24, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Environmental Products Group, Inc. as of May 31, 2000 and May 31, 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

GENTILE WIENER PENTA & COMPANY CPAs PC
August 28, 2000

-1-




ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

BALANCE SHEETS
MAY 31, 2000, 1999 and 1998

					2000	              1999		  1998
ASSETS
Current Assets
Cash in Bank		$   203,298         $      1,912        $         0
Other Assets
Organization costs
(Note 3)		    	  1,008,700              689,563		   86,094
TOTAL ASSETS		 $1,211,998	        $    691,475         $   86,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable/accruals
(Note 4)                     $0 			$21,464		   $21,464
Other Liabilities
Loans/advances due shareholders
(Note 5)			     0               	33,050 		   21,050
TOTAL LIABILITIES	           $0			$54,514		   $42,514

Stockholders' Equity (Note 1)
Capital Stock
Preferred stock - 5,000,000 shares authorized
at $.01 per share.  No (0) shares issued and
outstanding.		       0		         0	         		0
Authorization of shares rescinded on
October 21, 1998 (Note 1)
Common Stock - 20,000,000 shares authorized
at $.001 per share, 12,357,623 shares issued and
outstanding at $.001 per share at May 31, 2000;
11,782,586 shares issued and outstanding at $.001
per share at May 31, 1999; 60,682 shares issued
and outstanding at $.001 per share at May 31,
1998- ADJUSTED FOR 1 FOR 10 REVERSE
SPLIT OCCURRING ON OCTOBER 21, 1998
(Note 1)                    12,357              11,782                   61
Additional Paid-in Capital
(Note 1)                    1,199,641            625,179            43,519
Total Stockholders' Equity  1,211,998            636,961            43,580
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $1,211,998          $ 691,475         	$ 86,094




"See auditors' report"
-2-




ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

STATEMENT OF OPERATIONS
For the years ending MAY 31, 2000, 1999 and 1998

ACCUMULATED EARNINGS (DEFICIT)
SINCE INCEPTION						2000		1999		1998


Revenues							$ -0-		$ -0-		$ -0-

Expenses							  -0-		  -0-		  -0-

Net Income (Loss)						  -0-		  -0-		  -0-

Earnings (Loss) Per Share				  -0-		  -0-		  -0-




"See auditors' report"
-3-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2000, 1999, and 1998

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

NAME CHANGED TO ENVIRONMENTAL PRODUCTS GROUP, INC. (October 21, 1998)

Adjustment to financial
statements reflecting 1 for
10 reverse stock split on
10/21/98
	   (   547,035)	(     547)                547                0
The Reclamation (U.S.)
Corp for FMCI Note
(November 20, 1998)
	     2,859,878         2,860		   581,660		     584,520
FMCI
(November 20, 1998)
           7,180,426	     7,180 	            0                  7,180
ESC
(November 20, 1998)
            665,000	     665                0		         665
EFT
(November 20, 1998)
            544,500          544                0                    544
Employees
(November 22, 1998)
            472,000	     472                0                    472
Conversion of shareholder
loans to issued common
stock (May 31, 2000)
            575,037	     575 		   574,462             575,037
Totals as of
May 31, 2000
    	    12,357,623      $12,357        $ 1,199,641          $1,211,998


"See auditors' report"
-4-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY


STATEMENT OF CASH FLOWS
For the Years Ending MAY 31, 2000, 1999 and 1998


						2000			1999		     1998

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income (Loss)			$   -0-		$   -0-            $     -0-

Net Cash Provided (Used) By
Operating Activities		   -0-		   -0-		       -0-

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization
costs	     				(319,137)	       (10,087)                 -0-
Decrease in accounts payable  ( 21,464)              -                 ( 4,000)

Net Cash Provided (Used) By
Investing Activities		(340,601)		 (10,087)               ( 4,000)

CASH FLOWS FROM FINANCING
ACTIVITIES
Loans from shareholder		541,986		  12,000		   4,000

Net Cash Provided (Used) By
Financing Activities		541,986		  12,000		   4,000

Net Increase (Decrease)
in Cash		      	201,385              1,913		       -0-

Cash - Beginning of Year-       1,913               -0-                  -0-

Cash - End of Year	 $    203,298        $     1,913           $     -0-



"See auditors' report"
-5-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY


NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 and 1998

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

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 and 1998



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

C.	Income Taxes - No provision for income taxes has been made because the
Company had not commenced operations as of May 31, 2000.

D.	Accounts Payable/Accruals  (See Note 4).

E.	Loans/Advances due Shareholders  (See Note 5).

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 and 1998




NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

F.	Capital Stock/Additional Paid-in Capital (See Statement of Changes in
Stockholders' Equity (See page 4/Note 1).

G.	Contingencies (See Note 6).

H.	Commitments (See Note 7).

I.	Litigation - There is no pending litigation as represented by the corporation's management.


NOTE 3 -	ORGANIZATION COSTS

Organization costs are made up of the following items:

  							2000		  1999	  1998

Incorporation, filings, legal			20,800	19,000	19,000
FCN Financial Services, Inc. - merger
 fee							36,000	36,000	36,000
Transfer agent fees		             3,585	 4,514	 4,514
Audit and accounting fees			25,000	21,500	21,500
Standard and Poor's - listing fees		 2,080	 2,080	 2,080
Consulting fees				  	 2,750	 2,750 	 2,750
Miscellaneous costs				   722	   722	   250
Research and development costs	     314,766	   -0-	   -0-
Technology and information rights	     602,997	602,997        -0-
Total - organization costs	         1,008,700      689,563     86,094

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 and 1998



NOTE 4 -	ACCOUNTS PAYABLE/ACCRUALS

Accounts payable/accruals are made up of the following items:

  							2000		 1999		 1998

Accounting/audit fees				 0		 4,500	  4,000
Legal fees					       0   		 2,000	  1,000
Filing fees				             0		11,200	 10,200
Stock transfer agent fees		       0		 3,764	  3,764
Total - accounts payable/accruals          0		21,464       18,964


NOTE 5 -	LOANS/ADVANCES DUE SHAREHOLDERS

A shareholder had advanced a series of loans to the Company from 1993 through 2000 totaling $575,037. On May 31, 2000, the shareholder agreed to accept 575,037 shares of common stock of the Company in full payment of the indebtedness.


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

The Company's accountant and auditor is Gentile, Wiener, Penta & Co., CPAs, P.C., Pleasantville, New York for the years ended May 31, 1999 and
May 31, 2000. Gerald R. Hinshaw, CPA, was the Company's auditor for the years ended May 31, 1997 through 1998, inclusive. The Company has no present intention to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


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


Section 16(a) Beneficial Ownership Reporting Compliance

Other than as set forth below, there were no directors, officers, beneficial owners of more than 10% of any class of equity securities of the registrant registered pursuant to Section 12 that failed to file a timely report required by
Section 16(a) of the Exchange Act during the fiscal year ended May 31, 1999 or prior fiscal years. The foregoing statement is based solely on a review of Forms 3, 4 and 5, as amended, furnished to the registrant under Rule 16a-3(e)
 during the fiscal year covered by this report.

Persons Failing to File a Required Form:
Blaine Froats, Chairman/CEO, Form 3
Sean Froats, Secy/Treas., Form 3

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal owners of the Company (those who beneficially own directly or indirectly 5% or more of the common stock presently outstanding) starting with the largest common stockholder, as of August 15, 2000 are:

Name/Address/	Number of Shares		Percentage of 	Class of Shares
Occupation			Now Held		the Total

First Floatilla (BWI) Inc.
200 North Service Rd.W. Suite 212
Oakville ON L6J 2Y1
				4,000,000 (1)	32.37%		Common
Blaine C. Froats
1901 Pilgrims Way,
Suite 905
Oakville ON L6M 2X2
				4,604,037 (1)	37.26%		Common

Sean Froats
1580 Parish Lane
Oakville, ON L6M 3E2
				4,000,000(1)	32.37%		Common

J. Patrick & Marie
Keenan
8 Bedford Drive
Newtonville, NY		741,487		6.00%			Common


(1):Both Blaine Froats and Sean Froats are shareholders in the Froats family holding company being First Flotilla (BWI) Inc. which is the record owner of 4,000,000 common shares. Blaine Froats owns directly 604,037 common shares separate of the family holding company.

* -- Does not include shares purchasable under common stock options (see table below).

The number of shares beneficially owned by officers and directors, both individually and as a group, as of August 15, 2000 is:

Name/Address/	Number of Shares		Percentage of 	Class of Shares
Occupation			Now Held		the Total

Sean Froats 		4,000,000 (1)		32.37%		Common
530 Falgarwood Dr., #15
Oakville, Ontario L6H 1N3

Blaine C. Froats 		4,604,037 (1)		37.26%		Common
1901 Pilgrims Way, #905,
Oakville, Ontario L6J 2S2

All officers and
directors 			4,604,037 (1)		37.26%		Common
as a group (2 persons)

(1): Both Blaine Froats and Sean Froats are shareholders in the Froats family holding company - First Flotilla (BWI) Inc. which is the record owner of 4,000,000 common shares. Blaine Froats owns directly 604,037 common shares separate of the family holding company.

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
											Rights

None

All officers and
directors as a
group (2 persons) 0

Note 1: Both Blaine Froats and Sean Froats are shareholders in the Froats family holding company - First Flotilla (BWI) Inc. which is the record owner of 4,000,000 common shares. Blaine Froats owns directly 604,037 common shares separate of the family holding company.

Item 12. Certain Relationships and Related Transactions

Blaine Froats, an officer and director of the Company and owner of 604,037 common shares, was also a founder of FMCI, EFT and ESC. The Company recently acquired each of these companies on terms established by Blaine Froats. While management believes that the terms of acquisition were fair, no independent valuation was performed by or on behalf of the Company. Mr. Froats and his family through their private holding company First Flotilla (BWI) Inc. received control over 4,000,000 shares of common stock of the Company as a result of the acquisitions.
In addition,
Mr. Froats accepted 575,037 common shares in payment of loans made to the Company. The terms of the repayment were established by Mr. Froats.

Item 13. Exhibits, Lists and Reports on Form 8-K.

There were no reports filed on Form 8-K during the fiscal year ended May 31, 2000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the , thereunto duly authorized.


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