Form 10QSB
period 2000-08-31
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2000-10-16
CIK 1080850

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

AUGUST 31, 2000


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

UNAUDITED
BALANCE SHEET
AUGUST 31, 2000
                                                       		Info Only

                                                      AUG. 31,     MAY 31,
                                             ASSETS      2000        2000
CURRENT ASSETS
  Cash in Bank                                     $  154,279   $  203,298
OTHER ASSETS
  Organization Costs (Note 3)                      $1,140,444   $1,008,700
         TOTAL ASSETS                              $1,294,723   $1,221,998






LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable/Accruals (Note 4)                $    -0-     $    -0-
OTHER LIABILITIES
  Loans/Advances due Shareholders (Note 5)          $   82,725   $    -0-

	TOTAL LIABILITIES                       $   82,725   $    -0-

STOCKHOLDERS' EQUITY
  CAPITAL STOCK
    Preferred Stock - None, Authorization
 of preferred stock rescinded on
October 21, 1998 (Note 1)                   	     $    -0-     $    -0-

    Common Stock - 20,000,000 Shares authorized at
$.001 per share; 12,357,623 shares issued and
outstanding at $.001 per share at May 31, 1999,
and May 31, 2000. (SEE NOTE 1)                       $   12,357   $   12,357

   ADDITIONAL PAID-IN CAPITAL  (SEE NOTE 1)          $1,199,641   $1,199,641

   TOTAL STOCKHOLDERS' EQUITY        $1,211,998   $1,211,998

TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                      $1,294,723   $1,211,998

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
 (Formerly VERSATECH ENVIRONMENT GROUP, INC.
and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENTS OF OPERATIONS
 FOR THE THREE MONTH PERIOD ENDING AUGUST 31, 2000 and 1999

                       ACCUMULATED EARNINGS (DEFICIT)
                SINCE INCEPTION  AUG. 31, 2000 	AUG. 31, 1999
REVENUES                        $    -0- 		$-0-

EXPENSES                        $    -0- 		$-0-

NET INCOME (LOSS)               $    -0- 		$-0-

EARNINGS (LOSS)
 PER SHARE                      $    -0-  	$-0-


 "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

 ENVIRONMENTAL PRODUCTS GROUP, INC.
 (FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 FOR THE THREE MONTH PERIOD ENDING AUGUST 31, 2000

PREFERRED STOCK - No (0) Shares issued and outstanding as preferred stock was rescinded on October 21, 1998 (See Note 1)

COMMON           Common Stock              Additional
  STOCK        No. of                         Paid-In
  ONLY         Shares        Amount           Capital              Total

Totals as of
May 31, 1999   11,782,586      $  11,782        $ 625,179          $  636,961

SHAREHOLDER LOANS
 CONVERTED TO
 COMMON SHARES  575,037            575          574,462             575,037

Totals as of
May 31, 2000   12,357,623      $  12,357       $1,199,641          $1,211,998

No Changes for the period
 6/1/2000 to 8/31/2000
	       -0-            -0-              -0-                -0-

Totals as of
August 31, 2000 12,357,623       $  12,357       $1,199,641          $1,211,998

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
 (FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
 and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY
UNAUDITED
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDING AUGUST 31, 2000 and 1999



				AUG. 31, 2000 	AUG. 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)          $   -0- 	$-0-

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES       $   -0- 	$-0-

CASH FLOWS FROM
  INVESTING ACTIVITIES
  Increase in organization
costs                        $(131,744)	$(162,424)
  Decrease in Accounts Payable   -0-   	-0-

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES       $(131,744)  	$(162,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from:
    Shareholder              $  82,725 	$182,000

NET CASH PROVIDED (USED)
  FROM FINANCING ACTIVITIES  $  82,725	$182,000

NET INCREASE
  (DECREASE) IN CASH         $ (49,019) 	$19,576

CASH - BEGINNING OF YEAR     $ 203,298 	$1,912

CASH - END OF PERIOD         $ 154,279 	$21,488

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
 (Formerly VERSATECH ENVIRONMENT GROUP, INC.
and
ENVIRONMENTAL SATELLITE CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
 AUGUST 31, 2000


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

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2000


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

F.  Capital Stock/Additional Paid-In Capital  (See Statement of
Changes in Stockholders' Equity)


G.  Contingencies  (See Note 6)

H.  Commitments  (See Note 7)

I. Litigation - There is no pending litigation as represented by the corporation's management.

 NOTE 3.  ORGANIZATION COSTS
      Organization costs are made up of the following items:

					Info
                                                            Only
                                                Aug. 31,   May 31,
                                                   2000      2000
      Incorporation, filings, etc.              $ 20,800  $ 20,800
      FCN Financial Services, Inc. - Merger Fees  36,000    36,000
      United Stock Transfer - Transfer Agent       3,585     3,585
      Audit and accounting fees                   40,125    21,500
Standard and Poor's - Listing Fees           2,080     2,080
                         2,750     2,750
      Miscellaneous Costs                            722       722
      Technology and information rights          602,997   602,997
      Research and Development Costs             431,385      -0-

 Total - Organization Costs                   $1,140,444 $1,008,700

ENVIRONMENTAL PRODUCTS GROUP, INC.
 (FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
 and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
 AUGUST 31, 2000



NOTE 4.  ACCOUNTS PAYABLE/ACCRUALS

    Accounts payable/accruals are made up of the following items:
                                                       Info
                                                      Only
                                          Aug. 31,   May 31,
                                             2000      2000
     Accounting/Audit Fees                  $  -0-    $  -0-
     Legal Fees                                -0-       -0-
     Filing Fees                               -0-       -0-
     Stock Transfer Agent Fees                 -0-       -0-

Total - Accounts Payable/Accruals           $  -0-    $  -0-


NOTE 5.  LOANS/ADVANCES DUE SHAREHOLDERS

A shareholder has advanced a series of loans to the Company from 1993 through this reporting period, totaling $82,725.


NOTE 6.  CONTINGENCIES
These financial statements have been prepared on the basis of accounting principles applicable to a going concern. The ability of the
 Company
to continue is dependent on its ability to raise working capital and realize profitable operations.

NOTE 7.  COMMITMENTS

The Company had no commitments as of the report date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Having successfully completed the research and development of a complete line of new trim products that can and will be made from reclaimed scrap plastics, the Company is seeking potential candidates for the licensing of the manufacturing and distribution of this line.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the three months ended August 31, 2000.

Item 5. Other Information.

The Company has no other information to report.

Item 6. Exhibits and Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended August
31, 2000.

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