Form 10KSB/A
period 2000-05-31
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2001-02-20
CIK 1080850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-KSB
Amendment No. 1

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

On March 8, 2000 the Company formed two wholly-owned subsidiaries, Environmental
Plastics Corporation ("EPC") and Environmental Motor Corporation ("EMC"). Both EPC and EMC are Delaware corporations having authorized common shares of 100 shares of common stock, par value $.01 per share. Both EPC and EMC have been inactive since creation.

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

2. Products
The Company does not currently have any physical products to sell or any immediate plans to produce such products. The Company does maintain the technology and know-how to produce moldings, fuel and housing/shelter from recycled plastics for future production. The Company is in a transition period as it redirects towards new environmentally safe ventures and products, such as fuel efficient engines and alternative fuel engines. The Company will be seeking additional private funding during its transition phase but no assurance can be given that it will be successful in finding additional funding on terms it deems reasonable and economical or at all. Other than fundraising, the Company will spend its energies during the transition period on developing new environmentally sensitive products to add to its existing product base.


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

The number of record holders of shares of the Company's common stock as of November 28, 2000 is 403. The aggregate number of shares of the Company's common stock issued and outstanding as of November
28, 2000 was 12,357,623.

The Company has not paid or declared any dividends on its common stock since its inception. Due to its present financial status it is not contemplated that any dividends will be declared or paid on the Company's common stock in the foreseeable future.

In November 1998 the Company, through a number of transactions, acquired Formulated Mouldings (Canada) Inc. ("FMCI"), Environmental Shelter Corporation Inc. ("ESC") and Environmental Fuel Technology, Inc. ("EFT"). In addition, the Company also purchased a promissory note of FMCI from The Reclamation (US) Corporation and also issued common stock to FMCI employees. The terms and conditions of these transactions are as set forth below. Any shares issued under Regulation D of the 1933 Act (hereafter defined)as discussed below were accompanied by the filing of a notice on Form D with the Securities and Exchange
Commission.

EFT owned all right, title and interest in and to proprietary information concerning the production of fuel from scrap containerboard waste and other material. The Company acquired that know-how by way of an agreement and plan of reorganization (the "EFT Plan"). Under the terms of the EFT Plan, the Company issued 544,500 shares of its voting common stock to the shareholders of EFT in exchange for all of the outstanding shares of EFT common stock. The book value of EFT was $544.50. No general solicitation or general advertising was used in the offer or sale of the shares. The shares are "restricted" securities as that term is defined in Rule 144 under the 1933 Act (hereafter defined). The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended ("1933 Act") as well as
Section 4(2)
of said act.

ESC owned all right, title and interest in and to proprietary technology and know-how regarding the production of extruded plastic sheeting from scrap diaper
and other materials. These materials were then designed to be used in connection with plastic shelters. The Company acquired this technology by way of an agreement and plan of reorganization (the "ESC Plan"). Under the ESC Plan, the Company issued 665,000 voting common shares in exchange for all of the outstanding common stock of ESC. The book value of ESC was $665.00. No general solicitation or general advertising was used in the offer or sale of the shares.
The shares are "restricted" securities as that term is defined in Rule 144 under the 1933 Act (hereafter defined). The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

FMCI owned all right, title and interest in and to proprietary information concerning the production of extruded plastic moldings from scrap diaper and other material. The Company acquired that know-how by way of an agreement and plan of reorganization (the "FMCI Plan"). Under the terms of the FMCI Plan, the Company issued 7,180,426 shares of its voting common stock to the shareholders of FMCI in exchange for all of the outstanding shares of FMCI common stock. The book value of FMCI was $324,281.25 Canadian or $214,025.63 (US). No general solicitation or general advertising was used in the offer or sale of the shares.
The shares are "restricted" securities as that term is defined in Rule 144 under the 1933 Act. The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

The Company also purchased a promissory note made by FMCI in the principal amount of $885,636.12 (Canadian) ($584,519.76 (US)). FMCI borrowed this money from The Reclamation (US) Corporation for a variety of purposes, including without limitation, working capital and research and development of its extruded plastic molding products. The Company issued 2,859,878 shares of its voting common stock to purchase the promissory note and later extinguished the note in exchange for the transfer of technology from FMCI as security for the note. No general solicitation or general advertising was used in the offer or sale of the shares.  The shares are "restricted" securities as that term is defined in Rule
144 under the 1933 Act.   The
shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

Finally, the Company issued 472,000 shares of common stock to employees of FMCI on November 22, 1998. These shares were issued to acknowledge loyal, good and faithful service on the part of those employees and were assigned a fair value of $472. No general solicitation or general advertising was used in the offer or sale of the shares. The shares are "restricted" securities as that term is defined in Rule 144 under the employees.1933 Act. The shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

Finally, Blaine Froats had advanced a series of loans to the Company from 1993 through 2000 totaling $575,037. On May 31, 2000, the Company offered, and Mr. Froats agreed to accept, 575,037 shares of common stock of the Company in full payment of the indebtedness. No general solicitation or general advertising was used in the offer or sale of the shares. The shares are
"restricted" securities as that term is defined in Rule 144 under the 1933
Act.
The shares were issued
 based upon Section 4(2) of said act.
Item 6. Management's Discussion and Analysis or Plan of Operation.

Having completed the research and development of a complete line of household trim products that can be made from reclaimed scrap plastics, the Company is seeking potential candidates for the licensing of the manufacturing and distribution of this line. The Company does not anticipate generating any significant revenue, if any, from the licensing of the plastic trim.

The past year has seen the Company rotate away from reliance on sales of plastic trim to other environmentally friendly products.
A concentrated effort has begun in this area of corporate activity.

During this period and for the ensuing year the Company anticipates that it will
need to raise some additional capital primarily through debt. A major shareholder and officer has agreed to lend the necessary operational funds required during the ensuing
year. If any funds are received as a result of the license program, such funds will be used to either repay the debt or used for working capital. The Company believes that the funds available to it from the officer will be sufficient to allow it to operate over the next twelve months. Once the Company is in a position to develop the next generation of environmental products, it will need to raise $500,000 dollars (US) to begin the development and marketing of the product. No assurance can be given that it will be successful in finding additional funding on terms it deems reasonable and economical or at all.

A base staff will be required to handle operations and this will be limited to a
maximum of five people which will include executive staff.


Item 7. Financial Statements



ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY
AUDITED FINANCIAL STATEMENTS
MAY 31, 2000, 1999, 1998


TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS	Page 1


FINANCIAL STATEMENTS

BALANCE SHEETS							Page 2

STATEMENT OF OPERATIONS	AND RETAINED EARNINGS (DEFICIT)
	Page 3

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY		Page 4
STATEMENT OF CASH FLOWS						Page 5

NOTES TO FINANCIAL STATEMENTS					Pages 6-9

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Environmental Products Group, Inc. (Formerly
Versatech Environment Group, Inc. and
Environmental Satellite Corporation)
Burlington, Ontario, Canada L7N3G2


We have audited the balance sheet of Environmental Products
Group, Inc. (A Development Stage Company) (formerly Versatech
Environment Group, Inc. and Environmental Satellite Corporation) as of May 31, 2000 and May 31, 1999 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and accumulated deficit since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Environmental Products Group, Inc. as of May 31, 1998 were audited by another auditor whose report dated September 30, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Environmental Products Group, Inc. as of May 31, 2000 and May 31, 1999, and the results of its operations and its cash flows for the years then ended and the accumulated deficit since inception in conformity with generally accepted accounting principles.

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

GENTILE WIENER PENTA & COMPANY CPAs PC
August 28, 2000
Pleasantville, New York

INDEPENDENT AUDITORS REPORT



To the Board of Directors and Stockholders of Environmental Products Group, Inc.
 (Formerly Versatech Environment Group, Inc.
      and Environmental Satellite Corporation)
3325 North Service Rd.
Burlington, Ontario, Canada L7N3G2


I have audited the balance sheets of Versatech Environment Group, Inc. (A Development Stage Company) (Formerly Environmental Satellite Corporation) as of May 31, 1998 and the related statements of operations and shareholders' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting
principles used and significant estimates made by    management, as well as
evaluating the overall financial statement presentation.  I believe   that my
audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of VERSATECH ENVIRONMENT GROUP, INC. as of May 31, 1998, and the results of its operations and of cash flows for
the years then ended    in conformity with generally accepted accounting
principles. Pages related to Statement of Changes in Stockholders' Equity from December 31, 1987 to May 31, 1995, are "unaudited" and shown for informational purposes only.

The Company has not commenced operations and is considered a "Development Stage Company."
Additionally, the Company has not received adequate funding to date which raises
doubt about  its ability as a going concern.

GERALD R. HINSHAW
Certified Public Accountant

Minooka, Illinois
September 30, 1999

-1-




ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

BALANCE SHEETS
MAY 31, 2000, 1999 and 1998

					2000	              1999		  1998
ASSETS
Current Assets
Cash in Bank		$   203,298         $    1,912        $         0
Other Assets
Technology Rights, Research and Development Costs
(Note 3)		    	    888,555            592,909		      0
TOTAL ASSETS		 $1,091,853	        $  594,821         $        0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable/accruals
(Note 4)                     $    0 	  $     21,464	   $   21,464
Other Liabilities
Loans/advances due shareholders
(Note 5)			          0               33,050 		 21,050
TOTAL LIABILITIES	           $    0		  $     54,514	   $   42,514

Stockholders' Equity (Note 1)
Capital Stock
Preferred stock - 5,000,000 shares authorized
at $.01 per share.  No (0) shares issued and
outstanding.		          0		             0	            0
Authorization of shares rescinded on
October 21, 1998 (Note 1)
Common Stock - 20,000,000 shares authorized
at $.001 per share, 12,357,623 shares issued and
outstanding at $.001 per share at May 31, 2000;
11,782,586 shares issued and outstanding at $.001
per share at May 31, 1999; 60,682 shares issued
and outstanding at $.001 per share at May 31,
1998- ADJUSTED FOR 1 FOR 10 REVERSE
SPLIT OCCURRING ON OCTOBER 21, 1998
(Note 1)                     12,357              11,782                61
Additional Paid-in Capital
(Note 1)                  1,199,641             625,179            43,519
Deficit Accumulated During
 Development Stage	   (120,145)		(96,654)		(86,094)
Total Stockholders' Equity 1,091,853            540,307           (42,514)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $1,091,853          $540,307         	$     0







"See auditors' report"
-2-




ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
For the years ending MAY 31, 2000, 1999 and 1998

ACCUMULATED EARNINGS (DEFICIT)
SINCE INCEPTION		2000		1999		1998


Revenues				$-0-			$ -0-		$ -0-		$ -0-

Expenses				120,145		23,491	10,560	6,500

Net Income (Loss)			(120,145)		(23,491) (10,560)	(6,500)
Deficit Accumulated
During Development
Stage				     $(120,145)

Earnings (Loss) Per Share    $(.05)			  (.002)	  (.002)	  (.11)
---------------------
For Information Only
Weighted Average Number
 Of Shares Outstanding	     2,665,802		11,784,161	6,437,005	60,782
(as reflected for 1-for-10 reverse stock split)
See Note 1.

"See auditors' report"
-3-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2000, 1999, and 1998

PREFERRED STOCK - No (0) shares issued and outstanding out of 5,000,000 shares authorized. Authorization of shares rescinded on October 21, 1998.

COMMON 		Common Stock		Additional
 STOCK	No. of				   Paid-in			  Accumulated
   ONLY	shares	    Amount		   Capital	   Total		Deficit

Totals as of
May 31, 1996 (UNAUDITED)
		607,817          $608		$   42,972	   $ 43,580      $(77,594)


Losses for period
6/1/96 to 5/31/98										(8,500)

Totals as of May 31,
         1998
		607,817	       608 		     42,972		43,580	(86,094)

NAME CHANGED TO ENVIRONMENTAL PRODUCTS GROUP, INC. (October 21, 1998)

Adjustment to financial
statements reflecting 1 for
10 reverse stock split on
10/23/98
	   (   547,035)	(     547)               547               0
The Reclamation (U.S.)
Corp for FMCI Note
(November 20, 1998)
	     2,859,878         2,860		   581,660		 584,520
FMCI
(November 20, 1998)
           7,180,426	     7,180 	               0           7,180
ESC
(November 20, 1998)
             665,000	       665                 0		     665
EFT
(November 20, 1998)
             544,500           544                 0             544
Employees
(November 22, 1998)
             472,000	       472                 0             472

Loss for fiscal years
6/1/98 - 5/31/99										(10,560)
6/1/99 - 5/31/00										(23,491)

Conversion of shareholder
loans to issued common
stock (May 31, 2000)
            575,037	       575 		   574,462          575,037
Totals as of
May 31, 2000
    	    12,357,623      $ 12,357        $ 1,199,641       $1,211,998
	(120,145)


"See auditors' report"
-4-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY


STATEMENT OF CASH FLOWS
For the Years Ending MAY 31, 2000, 1999 and 1998
				Accumulated
				Deficit		2000		1999		     1998

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income (Loss)		$(120,145)    $(23,491)	   $(10,560)       $(6,500)

Net Cash Provided (Used) By
Operating Activities	(120,145)      (23,491)	    (10,560)	  (6,500)
CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in research and
Development costs	     	(295,646)	        -0-	         -0-             -0-
Increase (Decrease)
 in accounts payable      44,052	  ( 21,464)          -0-          2,500

Net Cash Provided (Used) By
Investing Activities	(251,594)	  (317,110)	         -0-          2,500

CASH FLOWS FROM FINANCING
ACTIVITIES
Loans from shareholder	575,037	   541,986	      12,000	    4,000

Net Cash Provided (Used) By
Financing Activities	575,037	   541,986	      12,000	    4,000

Net Increase (Decrease)
in Cash		      203,298	   201,385        1,913*		 -0-

Cash - Beg. of Year-    203,298	     1,913*          -0-             -0-

Cash - End of Year	203,298	   $203,298        $1,913           $-0-
* Due to rounding




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

B.	Technology rights and research and development costs  (see Note 3) -
Technology rights and research and development costs will be amortized over sixty (60) months using the straight line method of amortization, upon commencement of operations. The Company is presently considered a "Development
 Stage Company", per SFAS No. 7.

C.	Income Taxes - No provision for income taxes has been made because the
Company had not commenced operations as of May 31, 2000.

D.	Accounts Payable/Accruals  (See Note 4).

E.	Loans/Advances due Shareholders  (See Note 5).

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 and 1998




NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

F.	Capital Stock/Additional Paid-in Capital (See Statement of Changes in
Stockholders' Equity (See page 4/Note 1).

G.	Contingencies (See Note 6).

H.	Commitments (See Note 7).

I.	Litigation - There is no pending litigation as represented by the corporation's management.


NOTE 3 -	TECHNOLOGY AND INFORMATION RIGHTS AND RESEARCH AND DEVELOPMENT COSTS

 Technology rights and research and development costs are made up of the following items:

  							2000		  1999	  1998

Research and development costs	     295,646	   -0-	   -0-
Technology and information rights	     592,909	592,909        -0-
Total 	         888,555      592,909     -0-

Upon commencement of operations the aforesaid costs will be amortized over a 60-month period.

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 and 1998



NOTE 4 -	ACCOUNTS PAYABLE/ACCRUALS

Accounts payable/accruals are made up of the following items:

  							2000		 1999		 1998

Accounting/audit fees				 0		 4,500	  5,000
Legal fees					       0   		 2,000	  2,000
Filing fees				             0		11,200	 11,200
Stock transfer agent fees		       0		 3,764	  3,764
Total - accounts payable/accruals          0		21,464       21,464


NOTE 5 -	LOANS/ADVANCES DUE SHAREHOLDERS

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

In April, 2000, the company engaged Gentile, Wiener, Penta & Co., CPAs, P.C. as its independent accountants and decided not to engage its former accountants, Gerald R. Hinshaw, CPA and Tinkham & Associates. The decision to change accountants was approved by the Company's Board of Directors.

Gerlad R. Hinshaw's and Tinkham & Associates' reports on the financial statements for either of the years ended May 31, 1997 or 1998 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no unresolved matters with Gerald R. Hinshaw or Tinkham & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to their respective satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.



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

None

Business Experience of Directors, Officers and Significant Employees

Sean Froats - Sean Froats, Secretary/Treasurer of the Company was born on February 26, 1971 in Canada. Mr. Froats began his employment career in 1989 with Price Club (Canada) in sales and marketing. In December 1994 Sean Froats began working for Canadian Imperial Bank of Commerce ("CIBC") as a customer service representative. His primary duties at CIBC involved collection matters.
From June 1995 to the present, Mr. Froats worked for EFT, ESC and FMCI. His primary duties at these companies included day-to-day oversight of marketing
 and
sales. Now Mr. Froats' principal responsibilities are as administrative assistant to the Chairman and the President. Mr. Froats has a wife and two children.

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

Persons Failing to File a Required Form:
Blaine Froats, Chairman/CEO, Form 4
Sean Froats, Secy/Treas., Form 4

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal owners of the Company (those who beneficially own directly or indirectly 5% or more of the common stock presently outstanding) starting with the largest common stockholder, as of November 28, 2000 are:

Name/Address/	Number of Shares		Percentage of 	Class of Shares
Occupation			Now Held		the Total

First Floatilla (BWI) Inc.
200 North Service Rd.W. Suite 212
Oakville ON L6J 2Y1
				4,000,000 (1)	32.36%		Common
Blaine C. Froats
1901 Pilgrims Way,
Suite 905
Oakville ON L6M 2X2
				4,231,595 (1)	34.24%		Common

Sean Froats
1580 Parish Lane
Oakville, ON L6M 3E2
				4,376,421(1)	35.41%		Common
Marilyn Froats
1901 Pilgrims Way,
Suite 905
Oakville ON L6M 2X2
				4,231,595(1)	34.24%		Common

Jason Froats
155 Commerce Valley Dr
East
Thornhill ON L3T 7T2
				4,501,150(1)	36.42%		Common

J. Patrick & Marie
Keenan
8 Bedford Drive
Newtonville, NY		741,487		6.00%			Common


(1): Marilyn Froats, Jason Froats, Blaine Froats and Sean Froats are shareholders in the Froats family holding company being First Flotilla (BWI) Inc. which is the record owner of 4,000,000 common shares. Blaine Froats, Marilyn Froats, Jason Froats and Sean Froats own directly 229,000, 2,595, 501,150 and 376,421 common shares separate of the family holding company, respectively.

* -- Includes shares purchasable under common stock options.

The number of shares beneficially owned by officers and directors, both individually and as a group, as of November 28, 2000 is:

Name/Address/	Number of Shares		Percentage of 	Class of Shares
Occupation			Now Held		the Total

Sean Froats 		4,376,421 (1)		35.41%		Common
1580 Parish Lane
Oakville, ON L6M 3E2

Blaine C. Froats 		4,231,595 (1)		34.24%		Common
1901 Pilgrims Way, #905,
Oakville, Ontario L6J 2S2

All officers and
directors 			4,605,421 (1)		37.26%		Common
as a group (2 persons)

(1): Marilyn Froats, Jason Froats, Blaine Froats and Sean Froats are shareholders in the Froats family holding company - First Flotilla (BWI) Inc. which is the record owner of 4,000,000 common shares. Blaine Froats, Marilyn Froats, Jason Froats and Sean Froats own directly 229,000, 2,595, 501,150 and 376,421 common shares separate of the family holding company, respectively.

-- Includes shares purchasable under common stock options.


Item 12. Certain Relationships and Related Transactions

Blaine Froats, an officer and director of the Company and direct owner of
229,000
common shares, was also a founder of FMCI, EFT and ESC. The Company recently acquired each of these companies on terms established by Blaine Froats. While management believes that the terms of acquisition were fair, no independent valuation was performed by or on behalf of the Company. Mr. Froats and his family through their private holding company First Flotilla (BWI) Inc. received control over 4,000,000 shares of common stock of the Company as a result of the acquisitions.
In addition,
Mr. Froats accepted 575,037 common shares in payment of loans made to the Company. The terms of the repayment were established by Mr. Froats.

Item 13. Exhibits, Lists and Reports on Form 8-K.

There were no reports filed on Form 8-K during the fiscal year ended May 31, 2000.

INDEX TO EXHIBITS

The exhibits to be filed with this Form 10-KSB are hereby incorporated by reference from the exhibits filed with issuer's filing on Form 10-SB, as follows:

2 (i)

A. Certificate of Incorporation of the Company, as amended
B. Certificate of Incorporation of FMCI, as amended
C. Certificate of Incorporation of EFT, as amended
D. Certificate of Incorporation of ESC, as amended
R. Certificate of Incorporation of Environmental Plastics Corporation.
S. Certificate of Incorporation of Environmental Motor Corporation.

2. (ii)

E. Bylaws of the Company
F. Bylaws of FMCI
G. Bylaws of EFT
H. Bylaws of ESC
T. Bylaws of Environmental Plastics Corporation.
U. Bylaws of Environmental Motor Corporation.

3.

I. Specimen Common Stock Certificate

6.

J. Lease Agreement dated May 1997 by and between Fairgate Centre Ltd. and The Reclamation (US) Corporation.
K. Agreement and Plan of Reorganization between the Company and FMCI dated November 20, 1998
L. Agreement and Plan of Reorganization between the Company and EFT dated November 20, 1998
M. Agreement and Plan of Reorganization between the Company and ESC dated November 20, 1998
N. Bill of Sale for FMCI by and between the Company and Michael Hewitt dated May
28, 1999.
O. License Agreement by and between the Company and T.A. Drummond
Metal Products
Ltd. dated May 31, 1999.

16.
P. Letter from Gerald R. Hinshaw, CPA regarding change in certifying accountant.
Q. Letter from Tinkham & Associates LLP regarding change in certifying accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this document to be signed on its behalf by the undersigned , thereunto duly authorized.


					ENVIRONMENTAL PRODUCTS GROUP, INC.



					By:BLAINE C. FROATS
					Blaine C. Froats, Chairman/CEO

February 8, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


					By:BLAINE C. FROATS
					Blaine C. Froats, Chairman/CEO

February 8, 2001

					By:SEAN FROATS
					Sean Froats, Secy/Treasurer/Director/Principal
Financial Officer

February 8, 2001