Form 10KSB/A
period 1999-05-31
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2001-03-07
CIK 1080850

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

The number of record holders of shares of the Company's common stock as of August 28, 2000 is 403. The aggregate number of shares of the Company's common stock issued and outstanding as of August
28, 2000 was 12,357,623.

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

The Company also purchased a promissory note made by FMCI in the principal amount of $885,636.12 (Canadian) ($584,519.76 (US)). FMCI borrowed this money from The Reclamation (US) Corporation for a variety of purposes, including without limitation, working capital and research and development of its extruded plastic molding products. The Company issued 2,859,878 shares of its voting common stock to purchase the promissory note and later extinguished the note in exchange for the transfer of technology from FMCI as security for the note. No general solicitation or general advertising was used in the offer or sale of the shares.
The
shares
 are "restricted" securities as that term is defined in Rule 144 under the 1933 Act hereafter
 defined).  The
shares were issued based upon Rule 504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

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

We have audited the balance sheet of Environmental Products Group, Inc.
(A Development Stage Company) (formerly Versatech Environment Group, Inc.
and Environmental Satellite Corporation) as of May 31, 1999 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended and accumulated deficit since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Environmental
Products Group, Inc. as of May 31, 1998 and 1997 were audited by another auditor
whose report dated September 30, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Environmental Products Group, Inc. as of May
31, 1999, and the results of its operations and its cash flows for the year then ended and the accumulated deficit since inception in conformity with generally accepted accounting principles.

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




GENTILE WIENER PENTA & COMPANY CPAs PC
July 18, 2000
Pleasantville, New York

INDEPENDENT AUDITORS REPORT



To the Board of Directors and Stockholders of Environmental Products Group, Inc.
 (Formerly Versatech Environment Group, Inc.
      and Environmental Satellite Corporation)
3325 North Service Rd.
Burlington, Ontario, Canada L7N3G2


I have audited the balance sheets of Versatech Environment Group, Inc.
(A Development Stage Company) (Formerly Environmental Satellite Corporation) as of May 31, 1998, 1997 and 1996 and the related statements of operations and shareholders' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.
 I conducted
my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
  An audit also
 includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe
that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above presents fairly, in all
material respects, the financial position of VERSATECH ENVIRONMENT
GROUP, INC. as
 of May 31, 1998, and the results of its operations and of cash flows for the years then
 ended    in conformity with generally accepted accounting principles.  Pages related to
Statement of Changes in Stockholders' Equity from December 31, 1987 to May 31, 1995,
  "unaudited" and shown for informational purposes only.

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

GERALD R. HINSHAW
Certified Public Accountant

Minooka, Illinois
September 30, 1999

-1-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

BALANCE SHEET
MAY 31, 1999, 1998, and 1997

							1999		1998		 1997

ASSETS
Current Assets
Cash in Bank				     $ 1,912     $  0	       $  0
Other Assets

Technology Rights, Research and Development Costs
(Note 3)		     				592,909	-0-	-0-

TOTAL ASSETS		        		594,821	-0-	-0-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable/accruals (Note 4)	      21,464	21,464	18,964
Other Liabilities
Loans/advances due shareholders
(Note 5)				          	33,050	21,050	17,050

TOTAL LIABILITIES	          			54,514	42,514	36,014

Stockholders' Equity (Note 1)
Capital Stock
Preferred stock - 5,000,000 shares authorized
at $.01 per share.  No (0) shares issued and
outstanding.					     0		0	      0
Authorization of shares rescinded on
October 21, 1998 (Note 1)
Common Stock - 20,000,000 shares authorized
at $.001 per share, 11,782,586 shares issued and
outstanding at $.001 per share at May 31, 1999;
60,782 shares issued and outstanding at $.001
per share at May 31, 1998 and 1997- ADJUSTED
FOR 1 FOR 10 REVERSE SPLIT OCCURRING
ON OCTOBER 21, 1998 (Note 1)			11,782	     61	     61

Additional Paid-in Capital (Note 1)	      625,179      43,519	 43,519
Deficit Accumulated During Development
Stage							(96,654)	(86,094)	(79,594)
Total Stockholders' Equity		      540,307	     (42,514)		(36,014)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	         		540,307		-0-	-0-

"See auditors' report"
-2-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY



STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
For the years ending MAY 31, 1999, 1998 and 1997





		ACCUMULATED EARNINGS (DEFICIT)
			SINCE INCEPTION		1999		1998		1997


Revenues			$ -0-			$ -0-		$ -0-		$ -0-

Expenses			96,654		10,560	  6,500		   2,000

Net Income (Loss)		(96,654)		   (10,560)	  (6,500)		   (2,000)

Earnings (Loss) Per Share  (.03)		   (.002)	  (.11)		   (.03)

---------------------
For Information Only
Weighted Average Number
 Of Shares Outstanding	 	2,999,028		6,437,005	60,782 	60,782
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

NAME CHANGED TO ENVIRONMENTAL PRODUCTS GROUP, INC. (October 21, 1998)

Adjustment to financial
statements reflecting 1 for
10 reverse stock split on
10/21/98
   		(547,035)	(547)            547                0

The Reclamation (U.S.)
Corp for FMCI Note
(November 20, 1998)
       	2,859,878   2,860		 581,660		584,520

FMCI
(November 20, 1998)
 		7,180,426	7,180 	     	 0            7,180
ESC
(November 20, 1998)
          	  665,000	  665	     		 0		    665
EFT
(November 20, 1998)
          	  544,500     544 		 0              544
Employees
(November 22, 1998)
          	  472,000	  472   		 0		    472

Loss for fiscal year
6/1/98 - 5/31/99										(10,560)

Totals as of
May 31, 1999
           11,782,586 $11,782       $625,179         $636,961



"See auditors' report"
-4-


ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY


STATEMENT OF CASH FLOWS
For the Years Ending MAY 31, 1999, 1998 and 1997

					Accumulated
					Deficit		1999		1998     1997

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income (Loss)			$(96,654)		$(10,560)		$ (6,500)    $ (2,000)

Net Cash Provided (Used) By
Operating Activities		(96,654)		(10,560)			  (6,500)		        (2,000)

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in
Research and development
 Costs				(295,646)	-0-			         -0-		        -0-
Increase (Decrease)
 in accounts payable	    65,516		       -0-		 2,500       2,000

Net Cash Provided (Used) By
Investing Activities		65,516		-0-			2,500                 2,000

CASH FLOWS FROM FINANCING
ACTIVITIES
Loans from shareholder		33,050		12,000		    4,000		       -0-

Net Cash Provided (Used) By
Financing Activities		33,050		12,000	         4,000		       -0-

Net Increase (Decrease)
in Cash 				 1,913		1,913*			  -0-		       -0-

Cash - Beginning of Year	    -0-		   -0-			-0-			  -0-

Cash - End of Year		 $1,913		$ 1,913*           $  -0-                $  -0-


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

B.	Technology rights and research and development costs  (see Note 3) -
Technology rights and research and development costs will be amortized over sixty (60) months using the straight line method of amortization, upon commencement of operations. Organization costs were amortized over sixty
 (60) months using the straight line method of amortization, from 1990 to 1995. The
Company is presently considered
a "Development Stage Company", per SFAS No. 7.

C.	Income Taxes - No provision for income taxes has been made because the
Company had not commenced operations as of May 31, 1999.

D.	Accounts Payable/Accruals  (See Note 4).

E.	Loans/Advances due Shareholders  (See Note 5).

F.	Capital Stock/Additional Paid-in Capital  (See Statement of Changes in
Stockholders' Equity ( See page 4/Note 1).

G.	Contingencies  (See Note 6).

ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC. and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY




NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

H.	Commitments (See Note 7).

I.	Litigation - There is no pending litigation as represented by the corporation's management.


NOTE 3 -	ORGANIZATION COSTS/TECHNOLOGY AND INFORMATION
 RIGHTS AND RESEARCH AND DEVELOPMENT COSTS

Organization costs of $43,580 were amortized over a sixty (60) month period from
1990 to 1995. Technology rights and research and development costs are made up of the following items:

					1999		  	  1998		1997

Research and Development Costs    -0-		-0-			-0-
Technology and information
rights	          		592,909	      -0-		-0-
Total 	592,909		-0-	          	-0-


NOTE 4 -	ACCOUNTS PAYABLE/ACCRUALS

Accounts payable/accruals are made up of the following items:

				  1999		1998		     1997

Accounting/audit fees	 4,500		4,500		  	4,000
Legal fees			 2,000		2,000		  	1,000
Filing fees			11,200	     11,200		     10,200
Stock transfer agent
fees		             3,764		3,764			3,764
Total - accounts
payable/accruals        21,464	     21,464		     18,964

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

Stock options for 400,000 shares of common stock, held by shareholders and directors, exercisable at $.50 (fifty cents) per share, will expire on November 30, 1999. All restrictions on common stock issued pursuant to exemptions from registration under the Securities Act of 1933, as amended, has expired, except for
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

Gerald R. Hinshaw's and Tinkham & Associates' reports on the financial statements for either of the years ended May 31, 1997 or 1998 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no unresolved matters with Gerald R. Hinshaw or Tinkham & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to their respective satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.



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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal owners of the Company (those who beneficially own directly or indirectly 5% or more of the common stock presently outstanding) starting with the largest common stockholder, as of August 15, 2000 are:

Name/Address/	Number of Shares		Percentage of 	Class of Shares
Occupation			Now Held		the Total

First Flotilla (BWI) Inc.
200 North Service Rd.W. Suite 212
Oakville ON L6J 2Y1
				4,000,000 (1)	33.36%		Common
Blaine C. Froats
1901 Pilgrims Way,
Suite 905
Oakville ON L6M 2X2
				4,231,595 (1)	34.24%		Common

Sean Froats
1580 Parish Lane
Oakville, ON L6M 3E2	4,376,421
				200,000 Option
				@ .50 per share
				exp. Nov. 30,
1999 (1)		35.41%		Common

Marilyn Froats
1901 Pilgrims Way,
Suite 905
Oakville ON L6M 2X2
				4,231,595(1)	34.24%		Common

Jason Froats
155 Commerce Valley Dr
East
Thornhill ON L3T 7T2
				4,501,150(1)	36.42%		Common

J. Patrick & Marie
Keenan
8 Bedford Drive
Newtonville, NY		741,487		6.00%			Common


(1):Marilyn Froats, Jason Froats, Blaine Froats and Sean Froats are shareholders in the Froats family holding company being First Flotilla (BWI) Inc. which is the record owner of 4,000,000 common shares. Blaine Froats, Marilyn Froats, Jason Froats and Sean Froats own directly 229,000, 2,595, 501,150 and 376,421 common shares separate of the family holding company, respectively.

* -- Includes shares purchasable under common stock options.

The number of shares beneficially owned by officers and directors, both individually and as a group, as of August 15, 2000 is:

Name/Address/	Number of Shares		Percentage of 	Class of Shares
Occupation			Now Held		the Total

Blaine C. Froats
1901 Pilgrims Way,
Suite 905
Oakville ON L6M 2X2
				4,231,595 (1)	34.24%		Common

Sean Froats
1580 Parish Lane
Oakville, ON L6M 3E2	4,376,421
				200,000 Option
				@ .50 per share
				exp. Nov. 30,
1999 (1)		35.41%		Common


All officers and
directors 			4,605,421 (1)		37.26%		Common
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

-- Include shares purchasable under common stock options.


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

February 20, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


					By:BLAINE C. FROATS
					Blaine C. Froats, Chairman/CEO

February 20, 2001

					By:SEAN FROATS
					Sean Froats, Secy/Treasurer/Director/Principal Financial Officer

February 20, 2001