Form 10QSB/A
period 1999-08-31
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2001-03-12
CIK 1080850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-QSB
Amendment No. 1

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
incorporation or organization)


3325 North Service Road, Unit 105
Burlington, Ontario L7L 5K2 Canada

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

A DEVELOPMENT STAGE COMPANY

UNAUDITED

FINANCIAL STATEMENTS

AUGUST 31, 1999


TABLE OF CONTENTS                              	Page
								Number

FINANCIAL STATEMENTS

STATEMENT 1 - BALANCE SHEET                     1
          2 - STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS (DEFICIT)         2
          3 - STATEMENTS OF CHANGES IN
		SHAREHOLDERS' EQUITY                3
          4 - STATEMENTS OF CASH FLOWS          4

NOTES TO FINANCIAL STATEMENTS                   5-7



ENVIRONMENTAL PRODUCTS GROUP, INC.
(Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
BALANCE SHEET
AUGUST 31, 1999
                                                       		Info Only

                                                       AUG. 31,    MAY 31,
ASSETS                       					   1999        1999
CURRENT ASSETS
  Cash in Bank                                      $   21,488   $    1,912
OTHER ASSETS
  Technology/Information Rights/Research
/Dev. Costs (Note 3)         	    $  746,712   $  592,909
         TOTAL ASSETS                               $  768,200   $  594,821


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable/Accruals (Note 4)                $   21,464   $   21,464
OTHER LIABILITIES
  Loans/Advances due Shareholders (Note 5) 	    $  215,050   $   33,050
         TOTAL LIABILITIES                          $  236,514   $   54,514
STOCKHOLDERS' EQUITY
  CAPITAL STOCK
    Preferred Stock - None, Authorization of preferred
      stock rescinded on October 21, 1998 (Note 1)  $      -0-   $      -0-

    Common Stock - 20,000,000 Shares authorized at
      $.001 per share; 11,782,586 shares issued and
      outstanding at $.001 per share at May 31, 1999,
      and August 31, 1999. (SEE NOTE 1)             $   11,782   $   11,782

ADDITIONAL PAID-IN CAPITAL  (SEE NOTE 1)            $  625,179   $  625,179
ACCUMULATED (DEFICIT) DURING DEVELOPMENT STAGE   	(105,275)	  (96,654)
        TOTAL STOCKHOLDERS' EQUITY                  $  531,686   $  540,307
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $  768,200   $  594,821


"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
FOR THE FIRST QUARTER PERIOD ENDING AUGUST 31, 1999

ACCUMULATED EARNINGS (DEFICIT)
SINCE INCEPTION                     August 31, 1999
REVENUES          $   	-0-		               	$    -0-

EXPENSES		$ 105,275					$ 8,621


NET INCOME (LOSS) $(105,275)		                  $ (8,621)

EARNINGS (LOSS)
 PER SHARE        $(.04)                  		$ (.002)

 "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE FIRST QUARTER PERIOD ENDING AUGUST 31, 1999

----------------------------------------------------
PREFERRED STOCK - No (0) Shares issued and outstand-
ing as preferred stock was rescinded on October 21,
1998.  (See Note 1)
----------------------------------------------------
COMMON         Common Stock              Additional
  STOCK      No. of                         Paid-In
  ONLY       Shares        Amount           Capital                Total
Totals as of May 31,
       1999
           11,782,586      $  11,782        $ 625,179          $  636,961
NO CHANGES FOR
 PERIOD 6/1/99
 TO 8/31/99    -0-              -0-             -0-                 -0-

--------------------------------------------------------------------------------
Totals as of Aug. 31,
       1999
           11,782,586      $  11,782        $ 625,179         $   636,961


"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CASH FLOWS
FOR THE FIRST QUARTER PERIOD ENDING AUGUST 31, 1999

                                         AUGUST 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                             $(8,621)
---------------------------------------------------------------
 NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                          $(8,621)
=======================================================
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Increase in technology/information
rights, r & d costs                		$(153,803)
  Decrease in Accounts Payable                      -0-
---------------------------------------------------------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          $(153,803)
===============================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Loans from:
    Shareholder                                 $ 182,000

---------------------------------------------------------------
NET CASH PROVIDED (USED)
  FROM FINANCING ACTIVITIES                     $ 182,000
===============================================================
NET INCREASE
  (DECREASE) IN CASH                            $  19,576

CASH - BEGINNING OF YEAR                        $   1,912
---------------------------------------------------------------
CASH - END OF PERIOD                            $  21,488

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

 NOTE 3. TECHNOLOGY, INFORMATION AND RESEARCH AND DEVELOPMENT COSTS These costs are made up of the following items:
								Info
                                                Only
                                     Aug. 31,   May 31,
                                        1999      1999
Technology and information rights    592,909   592,909
Research and Development Costs       153,803      -0-
                                     -------   -------
Total - Other Assets Costs          $746,712  $592,909


Upon commencement of operations, the aforesaid costs will be amortized over a sixty (60) month period.

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


NOTE 7.  COMMITMENTS

Stock options for 400,000 shares of common stock, held by shareholders and directors, exercisable at $.50 (fifty cents) per share, will expire on November 30, 1999. All restrictions on restricted common stock issued has expired, except for the shares issued pursuant to the acquisition of FMCI, ESC and EFT (See Note 1). The Company had no other commitments as of the report date.

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

March 8, 2001