Form 10QSB/A
period 1999-11-30
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2001-03-12
CIK 1080850

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

UNAUDITED
BALANCE SHEET
NOVEMBER 30, 1999
                               						Info Only
                                                       NOV. 30,    MAY 31,
                             ASSETS                       1999        1999
CURRENT ASSETS
  Cash in Bank                                     $   21,488  $    1,912
105:
OTHER ASSETS
  Technology/Information Rights/Res. & Dev. Costs (Note 3)
$887,874   $  689,563
108:
         TOTAL ASSETS                               $919,436   $  691,475
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable/Accruals (Note 4)                $   21,464   $   21,464
115:
OTHER LIABILITIES
  Loans/Advances due Shareholders (Note 5)          $  377,550   $   33,050

         TOTAL LIABILITIES                          $  399,014   $   54,514
120:
STOCKHOLDERS' EQUITY
  CAPITAL STOCK
    Preferred Stock - None, Authorization of preferred
      stock rescinded on October 21, 1998 (Note 1)  $      -0-   $      -0-

    Common Stock - 20,000,000 Shares authorized at
      $.001 per share; 11,782,586 shares issued and
      outstanding at $.001 per share at May 31, 1999,
      and November 30, 1999. (SEE NOTE 1)           $   11,782   $   11,782

ADDITIONAL PAID-IN CAPITAL  (SEE NOTE 1)            $  625,179   $  625,179
ACCUMULATED (DEFICIT) DURING DEVELOPMENT STAGE	    $ (116,539)  $  (96,654)
        TOTAL STOCKHOLDERS' EQUITY                  $  520,422   $  540,307
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $  919,436   $  594,307


"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
FOR THE SECOND QUARTER PERIOD ENDING NOVEMBER 30, 1999

		ACCUMULATED EARNINGS (DEFICIT)
			SINCE INCEPTION                     November 30, 1999
---------------------------------------------------
REVENUES          $	-0-		                  $    -0-

---------------------------------------------------
EXPENSES		$ 116,539					$    -0-

---------------------------------------------------

NET INCOME (LOSS)  (116,539)		                 $    -0-

===================================================
EARNINGS (LOSS)
 PER SHARE         $ (.04)		                 $    (.002)


 "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SECOND QUARTER PERIOD ENDING NOVEMBER 30, 1999

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

================================================================================

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CASH FLOWS
FOR THE SECOND QUARTER PERIOD ENDING NOVEMBER 30, 1999

                                      	November 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                             $   (19,885)
---------------------------------------------------------------
 NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                          $   (19,885)
===============================================================
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Increase in technology/information rights, r & d costs
$(294,965)
  Decrease in Accounts Payable                      -0-
---------------------------------------------------------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          $  (294,965)
====================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Loans from:
    Shareholder                                 $   344,500

---------------------------------------------------------------
NET CASH PROVIDED (USED)
  FROM FINANCING ACTIVITIES                     $   344,500
===============================================================
NET INCREASE
  (DECREASE) IN CASH                            $    29,650

CASH - BEGINNING OF YEAR                        $     1,912
---------------------------------------------------------------
CASH - END OF PERIOD                            $    31,562

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

B. Technology, Information Rights and R & D Costs (See Note 3) - These costs will be amortized over sixty (60) months using the straight line method of amortization, upon commencement of operations.
    The Company is presently considered a "Development Stage Company", per SFAS No. 7.

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

 NOTE 3. TECHNOLOGY, INFORMATION RIGHTS AND RESEARCH AND DEVELOPMENT COSTS These costs are made up of the following items:

								Info
                                                Only
                                     Nov. 30,   May 31,
                                        1999      1999
Technology and information rights    592,909   592,909
Research and Development Costs       294,965      -0-
                                     -------   -------
Total - Other Assets Costs          $887,874  $592,909


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
                                         Nov. 30,   May 31,
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


NOTE 7.  COMMITMENTS

Stock options for 400,000 shares of common stock, held by shareholders and directors, exercisable at $.50 (fifty cents) per share, expired on November 30, 1999. All restrictions on restricted common stock issued has expired, except for the shares issued pursuant to the acquisition of FMCI, ESC AND EFT (See Note 1). The stock options expired and no shares were issued. The Company had no other commitments as of the report date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

It is the intention of management to terminate the Company's involvement in the manufacture and distribution of its plastic trim line of products.
 It is for that reason that its manufacturing pilot plant was shut down and the subsidiary (Formulated Mouldings (Canada) Inc.) sold.

The Company has begun to search for more suitable business premises. These premises will house executive and administrative staff. In the meantime, the Company's executive staff will share premises with another company in Burlington, Ontario, Canada.

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