Form 10QSB/A
period 2000-02-29
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2001-03-12
CIK 1080850

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

UNAUDITED
BALANCE SHEET
FEBRUARY 29, 2000
                              						Info Only
                                                     FEB. 29,    MAY 31,
                             ASSETS                     2000        1999
CURRENT ASSETS
  Cash in Bank                                      $ 84,752   $    1,912
OTHER ASSETS
  Technology/Information Rights/
Res. & Dev. Costs (Note 3)                          $888,555   $  592,909
         TOTAL ASSETS                               $973,307   $  594,821
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable/Accruals (Note 4)                $21,464    $   21,464
OTHER LIABILITIES
  Loans/Advances due Shareholders (Note 5)          $  433,637   $   33,050
         TOTAL LIABILITIES                          $  455,101   $   54,514
STOCKHOLDERS' EQUITY
  CAPITAL STOCK
    Preferred Stock - None, Authorization of preferred
      stock rescinded on October 21, 1998 (Note 1)  $      -0-   $      -0-

    Common Stock - 20,000,000 Shares authorized at
      $.001 per share; 11,782,586 shares issued and
      outstanding at $.001 per share at May 31, 1999,
      and February 29, 2000. (SEE NOTE 1)           $   11,782   $   11,782

ADDITIONAL PAID-IN CAPITAL  (SEE NOTE 1)            $  625,179   $  625,179
ACCUMULATED (DEFICIT) DURING DEVELOPMENT STAGE	    $ (118,755)  $ (96,654)
        TOTAL STOCKHOLDERS' EQUITY                  $  518,206   $  540,307
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $  973,307   $  594,821

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
Formerly VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
FOR THE THIRD QUARTER PERIOD ENDING FEBRUARY 29, 2000

		ACCUMULATED EARNINGS (DEFICIT)
			SINCE INCEPTION                     February 29, 2000
---------------------------------------------------
REVENUES          $ -0-			                  $    -0-

---------------------------------------------------
EXPENSES		 118,755					$    -0-

---------------------------------------------------

NET INCOME (LOSS) (118,755)		                  $    -0-

===================================================
EARNINGS (LOSS)
 PER SHARE        $ (.04)		                  $    (.002)


 "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THIRD QUARTER PERIOD ENDING FEBRUARY 29, 2000

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

================================================================================

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CASH FLOWS
FOR THE THIRD QUARTER PERIOD ENDING FEBRUARY 29, 2000

                          			February 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                             $ (22,101)
---------------------------------------------------------------
 NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                          $ (22,101)
======================================================
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Increase in technology/information
rights, r & d costs                			$(295,646)
  Decrease in Accounts Payable                      -0-
---------------------------------------------------------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          $(295,646)
=============================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Loans from:
    Shareholder                                 $ 400,587

---------------------------------------------------------------
NET CASH PROVIDED (USED)
  FROM FINANCING ACTIVITIES                     $ 400,587
===============================================================
NET INCREASE
  (DECREASE) IN CASH                            $  82,840

CASH - BEGINNING OF YEAR                        $   1,912
---------------------------------------------------------------
CASH - END OF PERIOD                            $  84,752

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

B. Technology/Information Rights/R & D Costs (See Note 3) - These costs will be amortized over sixty (60) months using the straight line method of amortization, upon commencement of operations. The Company is presently considered a "Development Stage Company", per SFAS No. 7.

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

 NOTE 3. TECHNOLOGY, INFORMATION RIGHTS AND RESEARCH AND DEVELOPMENT COSTS These costs are made up of the following items:
								Info
                                                Only
                                     Feb. 29,   May 31,
                                        2000      1999
Technology and information rights    592,909   592,909
Research and Development Costs       295,646      -0-
                                     -------   -------
Total - Other Assets Costs          $888,555  $592,909

ENVIRONMENTAL PRODUCTS GROUP, INC.
(FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2000



NOTE 4.  ACCOUNTS PAYABLE/ACCRUALS

    Accounts payable/accruals are made up of the following items:
                                                   Info
                                                      Only
                                         Feb.29,   May 31,
                                            2000      1999
Accounting/Audit Fees                    $ 4,500   $ 4,500
Legal Fees                                 2,000     2,000
Filing Fees                               11,200    11,200
Stock Transfer Agent Fees                  3,764     3,764
                                          ------    ------
Total - Accounts Payable/Accruals        $21,464   $21,464



NOTE 5.  LOANS/ADVANCES DUE SHAREHOLDERS

A shareholder has advanced a series of loans to the Company from 1993 through this reporting period, totaling $433,637. No terms of repayment or interest has
been established as of the report date.



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

Having completed the research and development of a complete line of household trim products that can be made from reclaimed scrap plastics, the Company is still seeking additional potential candidates for the licensing of the manufacturing and distribution of this line. The Company does not anticipate generating any significant revenue, if any, from the licensing of the plastic trim.

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