Form 10QSB/A
period 2000-08-31
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2001-03-21
CIK 1080850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-QSB
Amendment No. 1

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

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

UNAUDITED
BALANCE SHEET
AUGUST 31, 2000
                                                       		Info Only

                                                      AUG. 31,     MAY 31,
                         ASSETS      			2000        2000
CURRENT ASSETS
  Cash in Bank                                     $  154,279   $  203,298
OTHER ASSETS
  Technology/Information Rights/
Research/Development Costs (Note 3)                $  888,555   $  888,555
         TOTAL ASSETS                              $1,042,834   $1,091,853






LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable/Accruals (Note 4)                	$      -0-   $    -0-
OTHER LIABILITIES
  Loans/Advances due Shareholders (Note 5)          	$   82,725   $    -0-

	TOTAL LIABILITIES                       		$   82,725   $    -0-

STOCKHOLDERS' EQUITY
  CAPITAL STOCK
    Preferred Stock - None, Authorization
 of preferred stock rescinded on
October 21, 1998 (Note 1)                   	     	$      -0-   $    -0-

    Common Stock - 20,000,000 Shares authorized at
$.001 per share; 12,357,623 shares issued and
outstanding at $.001 per share at May 31, 1999,
and May 31, 2000. (SEE NOTE 1)                       	$   12,357   $   12,357

   ADDITIONAL PAID-IN CAPITAL  (SEE NOTE 1)          	$1,199,641   $1,199,641

   ACCUMULATED (DEFICIT) DURING DEVELOPMENT STAGE	  (251,889)	   (120,145)

   TOTAL STOCKHOLDERS' EQUITY        			$  960,109   $1,091,853

TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                       $1,042,834   $1,091,853

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
 (Formerly VERSATECH ENVIRONMENT GROUP, INC.
and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
 FOR THE THREE MONTH PERIOD ENDING AUGUST 31, 2000 and 1999

                       ACCUMULATED EARNINGS (DEFICIT)
                		SINCE INCEPTION  			AUG. 31, 2000
REVENUES                        $    -0- 			$	-0-

EXPENSES                        $ 251,889 		$ 131,744

NET INCOME (LOSS)               $(281,889) 		$(131,744)

EARNINGS (LOSS)
 PER SHARE                      $    (.10)  		$	(.01)


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
FOR THE THREE MONTH PERIOD ENDING AUGUST 31, 2000



				AUG. 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)          $	(131,744)

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES       $   -0-
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Increase in Technology/Information Rights/
R & D costs                  $   -0-
  Decrease in Accounts Payable   -0-

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES       $   -0-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from:
    Shareholder              $	 82,725

NET CASH PROVIDED (USED)
  FROM FINANCING ACTIVITIES  $  	 82,725

NET INCREASE
  (DECREASE) IN CASH         $ 	(49,019)

CASH - BEGINNING OF YEAR     $ 	203,298

CASH - END OF PERIOD         $ 	154,279

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

ENVIRONMENTAL PRODUCTS GROUP, INC.
 (FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
 and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2000


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. The accrual method of accounting is employed to meet generally accepted accounting principles (GAAP).

B.	Technology/Information Rights/ R & D
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

 NOTE 3.  TECHNOLOGY/INFORMATION RIGHTS/RESEARCH
		AND DEVELOPMENT COSTS
      These costs are made up of the following items:

					Info
                                                            Only
                                                Aug. 31,   May 31,
                                                   2000      2000
      Technology and information rights          592,909   592,909
      Research and Development Costs             295,646   295,646

 Total - Other Assets Costs                     $888,555  $888,555

Upon commencement of operations, the foregoing costs will be amortized over a sixty (60) month period.

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

On November 22, 1998, the Company issued 472,000 shares of common stock to employees of FMCI. These shares were issued to acknowledge loyal, good and faithful service on the part of those employees and were assigned a fair value of $472. No general solicitation or general advertising was used in the offer or sale of the shares. The shares are "restricted" securities as that term is defined in Rule 144 under the 1933 Act (hereafter defined). The shares were issued based upon Rule
504 promulgated under the Securities Act of 1933 as amended as well as Section 4(2) of said act.

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