Form 10QSB/A
period 2000-11-30
ENVIRONMENTAL PRODUCTS GROUP INC
filed 2001-03-21
CIK 1080850

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-QSB
Amendment No. 1

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

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

NOVEMBER 30, 2000


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

UNAUDITED
BALANCE SHEET
AUGUST 31, 2000
                                                       		Info Only

                                                      NOV. 30,     MAY 31,
                         ASSETS      			2000        2000
CURRENT ASSETS
  Cash in Bank                                     $  109,774   $  203,298
OTHER ASSETS
  Technology/Information Rights/
Research/Development Costs (Note 3)                $  888,555   $  888,555
         TOTAL ASSETS                              $  998,329   $1,091,853






LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable/Accruals (Note 4)                	$      -0-   $    -0-
OTHER LIABILITIES
  Loans/Advances due Shareholders (Note 5)          	$   90,725   $    -0-

	TOTAL LIABILITIES                       		$   90,725   $    -0-

STOCKHOLDERS' EQUITY
  CAPITAL STOCK
    Preferred Stock - None, Authorization
 of preferred stock rescinded on
October 21, 1998 (Note 1)                   	     	$      -0-   $    -0-

    Common Stock - 20,000,000 Shares authorized at
$.001 per share; 12,357,623 shares issued and
outstanding at $.001 per share at May 31, 1999,
and May 31, 2000. (SEE NOTE 1)                       	$   12,357   $   12,357

   ADDITIONAL PAID-IN CAPITAL  (SEE NOTE 1)          	$1,199,641   $1,199,641

   ACCUMULATED (DEFICIT) DURING DEVELOPMENT STAGE	  (304,394)	   (120,145)

   TOTAL STOCKHOLDERS' EQUITY        			$  907,604   $1,091,853

TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                       $  998,329   $1,091,853

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
 (Formerly VERSATECH ENVIRONMENT GROUP, INC.
and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
 FOR THE THREE MONTH PERIOD ENDING NOVEMBER 30, 2000

                       ACCUMULATED EARNINGS (DEFICIT)
                		SINCE INCEPTION  			NOV. 30, 2000
REVENUES                        $    -0- 			$	-0-

EXPENSES                        $ 304,394 		$ 184,249

NET INCOME (LOSS)               $(304,394) 		$(184,249)

EARNINGS (LOSS)
 PER SHARE                      $    (.11)  		$	(.01)


 "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

 ENVIRONMENTAL PRODUCTS GROUP, INC.
 (FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY

UNAUDITED
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 FOR THE THREE MONTH PERIOD ENDING NOVEMBER 30, 2000

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

No Changes for the period
 6/1/2000 to 11/30/2000
	       	    -0-            -0-              -0-                -0-

Totals as of
Nov. 30, 2000  12,357,623      $  12,357       $1,199,641          $1,211,998

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
 (FORMERLY VERSATECH ENVIRONMENT GROUP, INC.
 and
ENVIRONMENTAL SATELLITE CORPORATION)
A DEVELOPMENT STAGE COMPANY
UNAUDITED
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDING NOVEMBER 30, 2000



				NOV. 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)          $(184,249)

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES       $(184,249)
CASH FLOWS FROM
  INVESTING ACTIVITIES
  Increase in Technology/Information Rights/
R & D costs                  $   -0-
  Decrease in Accounts Payable   -0-

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES       $   -0-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from:
    Shareholder              $  90,725

NET CASH PROVIDED (USED)
  FROM FINANCING ACTIVITIES  $  90,725

NET INCREASE
  (DECREASE) IN CASH         $ (93,524)

CASH - BEGINNING OF YEAR     $ 203,298

CASH - END OF PERIOD         $ 109,774

"SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS"

ENVIRONMENTAL PRODUCTS GROUP, INC.
 (Formerly VERSATECH ENVIRONMENT GROUP, INC.
and
ENVIRONMENTAL SATELLITE CORPORATION
A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2000


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

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2000


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
                                                Nov. 30,   May 31,
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

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2000



NOTE 4.  ACCOUNTS PAYABLE/ACCRUALS

    Accounts payable/accruals are made up of the following items:
                                                       Info
                                                      Only
                                          Nov. 30,   May 31,
                                             2000      2000
     Accounting/Audit Fees                  $  -0-    $  -0-
     Legal Fees                                -0-       -0-
     Filing Fees                               -0-       -0-
     Stock Transfer Agent Fees                 -0-       -0-

Total - Accounts Payable/Accruals           $  -0-    $  -0-


NOTE 5.  LOANS/ADVANCES DUE SHAREHOLDERS

A shareholder has advanced a series of loans to the Company from 1993 through this reporting period, totaling $90,725. No terms of repayment or interest has been established as of the report date.


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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the three months ended November 30, 2000.

Item 5. Other Information.

The Company has no other information to report.

Item 6. Exhibits and Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended
November 30, 2000.

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